Form 10-Q
period 2021-06-30
Advanced Merger Partners, Inc.
filed 2021-08-13
CIK 1835636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2021

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
of the Exchange Act).    Yes  ☒    No  ☐
As of August
13
, 2021, there were 28,750,000 shares of Class A common stock, $0.0001 par value and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ADVANCED MERGER PARTNERS, INC.
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

PART I—FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.
ADVANCED MERGER PARTNERS, INC.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash and Cash Equivalents	$1,981,095	$25,000
Prepaid expenses	335,036	—

Total Current Assets	2,316,131	25,000
Deferred offering costs	—	167,165
Cash and investments held in Trust Account	287,515,644	—

TOTAL ASSETS	$289,831,775	$192,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$108,800	$946
Accrued offering costs	—	118,540
Promissory note – related party	—	48,625

Total Current Liabilities	108,800	168,111

Deferred underwriting fee payable	9,362,500	—
Warrant Liability	12,595,446	—

Total Liabilities	22,066,746	168,111

Commitments and Contingencies
Class A common stock subject to possible redemption, 26,276,502 shares at a redemption value of $10.00 per share	262,765,020	—
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,473,498 and no shares issued and outstanding (excluding 26,276,502 and no shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	247	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	719	719
Additional paid-in capital	6,230,671	24,281
Accumulated deficit	(1,231,628)	(946)

Total Stockholders’ Equity	5,000,009	24,054

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$289,831,775	$192,165

The accompanying notes are an integral part of the unaudited condensed financial statements.

ADVANCED MERGER PARTNERS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Operating and formation costs	$239,262	$657,350

Loss from operations	(239,262)	(657,350)
Other income:
Change in fair value of warrant liability	(2,203,779)	(589,029)
Interest earned on investments held in Trust Account	10,330	15,697
Other income, net	(2,193,449)	(573,331)
Loss before income taxes	(2,432,711)	(1,230,682)
Benefit (Provision) for income taxes	—	—

Net loss	$(2,432,711)	$(1,230,682)

Weighted average shares outstanding, Class A redeemable common stock	28,750,000	28,750,000

Basic and diluted earnings per share, Class A redeemable common stock	$(0.00)	$(0.00)

Weighted average shares outstanding, Class B non-redeemable common stock	7,187,500	6,861,188

Basic and diluted earnings per share, Class B non-redeemable common stock	$(0.34)	$(0.18)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ADVANCED MERGER PARTNERS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2021	—	$—	7,187,500	$719	$24,281	$(946)	$24,054
Sale of 28,750,000 Units, net of underwriting discounts, offering costs related to Class A common stock and initial fair value of Public Warrants	28,750,000	2,875	—	—	267,064,782	—	267,067,657
Cash paid in excess of fair value for Private Placement Warrants	—	—	—	—	1,904,000	—	1,904,000
Class A common stock subject to possible redemption	(26,519,773)	(2,652)	—	—	(265,195,081)	—	(265,197,733)
Net income	—	—	—	—	—	1,202,029	1,202,029

Balance – March 31, 2021	2,230,227	223	7,187,500	719	3,797,982	1,201,083	5,000,007
Class A common stock subject to possible redemption	243,271	24	—	—	2,432,689	—	2,432,713
Net loss	—	—	—	—	—	(2,432,711)	(2,432,711)

Balance – June 30, 2021	2,473,498	$247	7,187,500	$719	$6,230,671	$(1,231,628)	$5,000,009

The accompanying notes are an integral part of the unaudited condensed financial statements.

ADVANCED MERGER PARTNERS, INC.
CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(1,230,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(15,644)
Change in fair value of warrant liability	589,029
Transaction costs related to warrant liability	302,772
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(335,036)
Accrued expenses	107,854

Net cash used in operating activities	(581,707)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(287,500,000)

Net cash used in investing activities	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	282,150,000
Proceeds from sale of Private Placement Warrants	8,400,000
Repayment of promissory note – related party	(79,992)
Payment of offering costs	(432,206)

Net cash provided by financing activities	290,037,802

Net Change in Cash and Cash Equivalents	1,956,095
Cash and Cash Equivalents – Beginning of period	25,000

Cash and Cash Equivalents – End of period	$1,981,095

Non-Cash investing and financing activities:
Offering costs paid through promissory note	$79,992

Initial classification of Class A common stock subject to possible redemption	$263,692,930

Change in value of Class A common stock subject to possible redemption	$(927,910)

Deferred underwriting fee payable	$9,362,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from November 12, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Company’s shares prior to the Initial Public Offering (the “Initial Stockholders”) have agreed to vote their Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.
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
JUNE 30, 2021
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 3, 2021 (see Note 2). The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
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
JUNE 30, 2021
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2021, the Company had $1,981,098 in its operating account which was invested in a mutual fund. The Company did not have any cash equivalents as of December 31, 2020.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.
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
The Private Placement Warrants are valued using a Black-Scholes-Merton Model
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021, the Company had a deferred tax asset of approximately $72,000, which had a full valuation allowance. The Company’s deferred tax assets were deemed to be de minimis as of December 31, 2020.

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up
costs and are not currently deductible. The change in fair value of the warrant liability is a permanent difference. During the three months and six months ended June 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for the six months ended June 30, 2021 was 0%, which differs from the expected income tax rate due to the start-up
costs (discussed above) which are not currently deductible and permanent differences.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$10,330	$15,697
Less: Income and Franchise Tax	(10,330)	(15,697)

Net Earnings	$—	$—

Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	28,750,000	28,750,000

Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00	$0.00

Non-Redeemable Class B Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net Loss	$(2,432,711)	$(1,230,682)
Redeemable Net Earnings	—	—

Non-Redeemable Net Loss	$(2,432,711)	$(1,230,682)

Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted (1)	7,187,500	6,861,188

Loss/Basic and Diluted Non-Redeemable Class B Common Stock	$(0.34)	$(0.18)

As of June 30, 2021, basic and diluted shares are the same as there are no non-redeemable
securities that are dilutive to the Company’s stockholders.

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities (excluding the warrant liability), which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging —Contracts in Entity’ Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU
2020-06
on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.
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
Administrative Services Agreement
The Company entered into an agreement, commencing on March 1, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay Saddle Point Management, L.P. (“Saddle Point”), an affiliate of the Sponsor, a total of $10,000 per month for office space and administrative support services. In addition, the Company will reimburse Saddle Point in the amount of $30,000 per month for additional administrative services (not covered by the $10,000 payment set forth above), subject to the closing of the Business Combination. For the three months and six months ended June 30, 2021, the Company incurred and paid $30,000 and $40,000 in fees for these services, respectively
.

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Promissory Note — Related Party
On January 5, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) March 31, 2021 or (ii) the consummation of the Initial Public Offering. As of June 30, 2021 and December 31, 2020, there was $0 and $48,625, respectively, outstanding under the Promissory Note. No future borrowings are permitted.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.
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

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY
Preferred Stock
—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—
The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021, there were 2,473,498 shares of Class A common stock issued and outstanding, excluding 26,276,502 shares of Class A common stock subject to possible redemption. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.
Class
 B Common Stock
—
The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 7,187,500 shares of Class B common stock issued and outstanding, respectively.
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
basis.
NOTE 8. WARRANTS

Warrants
— Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination
or
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
JUNE 30, 2021
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
JUNE 30, 2021
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
As of June 30, 2021, there were 4,791,667 Public Warrants and 5,600,000 Private Placement Warrants outstanding. As of December 31, 2020, no warrants were outstanding,
NOTE 9. FAIR VALUE MEASUREMENTS
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
At June 30, 2021, assets held in the Trust Account were comprised of $287,515,644 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through June 30, 2021, the Company has not withdrawn any of the interest earned on the Trust Account.

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	June 30, 2021
Assets:
Cash and investments held in Trust Account	1	$287,515,644
Liabilities:
Warrant Liability – Public Warrants	1	$5,750,000
Warrant Liability – Private Placement Warrants	3	$6,845,446
The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on our accompanying June 30, 2021 unaudited condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed statements of operations.
The Private Placement Warrants were valued using a Black-Scholes-Merton Model, which is considered to be a Level 3 fair value measurement. The significant assumptions used in the Black-Scholes-Merton Model analysis are the price of the Company’s Common Stock, the risk-free rate, the volatility, and the term to the Company’s initial business combination. A Monte Carlo simulation methodology was used in estimating the fair value of the public warrants, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants.
The following table presents the quantitative information regarding Level 3 fair value measurements:

Input:	June 30, 2021
IPO Price (per unit)	$10.00
Underlying Asset Price (per share)	$9.74
Strike Price	$11.50
Time to Maturity (Years)	5.84
Concluded Volatility for Black-Scholes Model	17.50%
Risk Free Rate	1.01%
Common Stock Dividend	0.00%
The following table presents the changes in the fair value of warrant liabilities classified as Level 3 in the fair value hierarchy:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 4, 2021	6,496,000	5,510,417	12,006,417
Change in fair value	349,446	(718,750)	(369,304)
Transfers to Level 1	—	(4,791,667)	(4,791,667)

Fair value as of June 30, 2021	$6,845,446	$—	$6,845,446

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three months ended June 30, 2021, when the Public Warrants were able to be separately traded.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 12, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering (defined below), and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2021, we had net loss of approximately $2.4 million, which consists of income of approximately $2.2 million derived from the changes in fair value of the warrant liability offset by operation costs of approximately $0.2 million.
For the six months ended June 30, 2021, we had net loss of approximately $1.2 million, which consists of income of approximately $.5 million derived from the changes in fair value of the warrant liability offset by operation costs of approximately $0.7 million.
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
For the six months ended June 30, 2021, cash used in operating activities was approximately $0.6 million. Net loss of approximately $1.2 million was affected by non-cash
charges (income) related to the change in fair value of the warrant liability of approximately $.5 million and transaction costs associated with the warrant liability of approximately $0.3 million. Changes in operating assets and liabilities used approximately $(0.2) million of cash for operating activities.

As of June 30, 2021, we had investments of approximately $288 million held in a trust account (the “Trust Account”) located in the United States. Such amount will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we have not withdrawn any interest earned from the Trust Account.
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
As of June 30, 2021, we had cash of approximately $2.0 million. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Management does not believe that any other recently issued, but not yet effective, accounting standards, including the standard referenced in the next paragraph, if currently adopted, would have a material effect on our condensed financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
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
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended June 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our Initial Public Offering, as described above. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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
We have identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
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
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
None

Item 6.	Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED MERGER PARTNERS, INC.

Date: August 13, 2021	By:	/s/ Roy J. Katzovicz
	Name:	Roy J. Katzovicz
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Stephen Katchur
	Name:	Stephen Katchur
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)