Form 10-Q
period 2021-09-30
Advanced Merger Partners, Inc.
filed 2021-11-12
CIK 1835636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-40138

ADVANCED MERGER PARTNERS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-3929296
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Saddle Point Management, L.P.
1325 Avenue of the Americas, Suite 2103
New York, NY 10019
(Address of principal executive offices)
(212)
951-1223
(Registrant’s telephone number, including area code)
c/o Saddle Point Management, L.P.
555 West 57th Street, Suite 1326
New York, NY 10019
(Former name, former address and former fiscal year, if changed since last report)

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of November
12
, 2021, there were 28,750,000 shares of Class A common stock, $0.0001 par value and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ADVANCED MERGER PARTNERS, INC.
FORM
10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I—FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.
ADVANCED MERGER PARTNERS, INC.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash equivalents	$1,913,470	$25,000
Prepaid expenses	205,387	—

Total Current Assets	2,118,857	25,000
Deferred offering costs	—	167,165
Investments held in Trust Account	287,519,343	—

TOTAL ASSETS	$289,638,200	$192,165

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$164,900	$946
Accrued offering costs	—	118,540
Promissory note – related party	—	48,625

Total Current Liabilities	164,900	168,111

Deferred underwriting fee payable	9,362,500	—
Warrant Liability	9,438,740	—

Total Liabilities	18,966,140	168,111

Commitments and Contingencies
Class A common stock subject to possible redemption, 28,750,000 and no shares at a redemption value of $10.00 per share as of September 30, 2021 and December 31, 2020 , respectively	287,500,000	—
Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized ; none issued and outstanding excluding shares subject to possible redemption	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of September 30, 2021 and December 31, 2020	719	719
Additional paid-in capital	—	24,281
Accumulated deficit	(16,828,659)	(946)

Total Stockholders’ (Deficit) Equity	(16,827,940)	24,054

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$289,638,200	$192,165

The accompanying notes are an integral part of the unaudited condensed financial statements.

ADVANCED MERGER PARTNERS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Operating and formation costs	$253,423	$910,773

Loss from operations	(253,423)	(910,773)
Other income:
Change in fair value of warrant liability	3,156,706	2,567,677
Interest income - bank	50	103
Interest earned on investments held in Trust Account	3,699	19,343

Total other income	3,160,455	2,587,123

Net income	$2,907,032	$1,676,350

Weighted average shares outstanding, Class A common stock	28,750,000	22,220,696

Basic and diluted earnings per share, Class A common stock	$0.08	$0.06

Weighted average shares outstanding, Class B common stock	7,187,500	6,973,805

Basic and diluted earnings per share, Class B common stock	$0.08	$0.06

The accompanying notes are an integral part of the unaudited condensed financial statements.

ADVANCED MERGER PARTNERS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’

	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance – January 1, 2021	—	$—	7,187,500	$719	$24,281	$(946)	$24,054
Accretion of Class A common stock to redemption amount	—	—	—	—	(1,928,281)	(18,504,063)	(20,432,344)
Cash paid in excess of fair value for Private Placement Warrants	—	—	—	—	1,904,000	—	1,904,000
Net income	—	—	—	—	—	1,202,029	1,202,029

Balance – March 31, 2021	—	—	7,187,500	719	—	(17,302,980)	(17,302,261)
Net loss	—	—	—	—	—	(2,432,711)	(2,432,711)

Balance – June 30, 2021	—	—	7,187,500	719	—	(19,735,691)	(19,734,972)
Net income	—	—	—	—	—	2,907,032	2,907,032

Balance – September 30, 2021	—	$—	7,187,500	$719	$—	$(16,828,659)	$(16,827,940)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ADVANCED MERGER PARTNERS, INC.
CONDENSED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,676,350
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(19,343)
Change in fair value of warrant liability	(2,567,677)
Transaction costs related to warrant liability	302,772
Changes in operating assets and liabilities:
Prepaid expenses	(205,387)
Accrued expenses	163,954

Net cash used in operating activities	(649,331)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(287,500,000)

Net cash used in investing activities	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	282,150,000
Proceeds from sale of Private Placement Warrants	8,400,000
Advances from related party	1,070,000
Repayment of advances from related party	(1,070,000)
Repayment of promissory note –related party	(79,992)
Payment of offering costs	(432,207)

Net cash provided by financing activities	290,037,801

Net Change in Cash and Cash Equivalents	1,888,470
Cash Equivalents – Beginning of period	25,000

Cash Equivalents – End of period	$1,913,470

Non-Cash investing and financing activities:
Offering costs paid through promissory note	$79,992

Deferred underwriting fee payable	$9,362,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from November 12, 2020 (inception) through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate a
n
y operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
The registration statement for the Company’s Initial Public Offering was declared effective on March 1, 2021. On March 4, 2021, the Company consummated the Initial Public Offering of 28,750,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000 which is described in Note 4.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,600,000 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to HLI Sponsor, LLC (the “Sponsor”), generating gross proceeds of $8,400,000, which is described in Note 5.
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
SEPTEMBER 30, 2021
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
The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period or during any extended time that the Company has to consummate a Business Combination beyond the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 8) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).
In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should revise its financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guid
a
nce on redeemable equity instruments, ASC 480, paragraph
10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.
As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued Initial Public Offering Balance Sheet and Form
10-Q’s
will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation.
In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its income (loss) per common share calculation to allocate net income (loss) pro rata to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.
There has been no change in the Company’s total assets, liabilities or operating results.
The impact of the revision on the Company’s financial statements at the initial public offering is reflected in the following table.

Balance Sheet as of March 4, 2021 (audited)	As Previously Reported	Adjustment	As Revised

Class A common stock subject to possible redemption	$263,692,930	$23,807,070	$287,500,000
Class A common stock	$238	$(238)	$—
Additional paid-in capital	$5,302,767	$(5,302,767)	$—
Accumulated deficit	$(303,718)	$(18,504,065)	$(18,807,783)
Total Stockholders’ Equity (Deficit)	$5,000,006	$(23,807,070)	$(18,807,064)
NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 3, 2021 (see Note 3). The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
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
SEPTEMBER 30, 2021
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2021, the Company had $1,913,470 in its operating account which was invested in an open-ended money market fund that invests solely in U.S. government securities
.
The Company did not have any cash equivalents as of December 31, 2020.
Offering Costs
Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were charged to temporary equity upon the completion of the Initial Public Offering. Offering costs amounting to $14,921,926 were charged to temporary
equity upon the completion of the Initial Public Offering, and $302,772 of the offering costs were related to the warrant liabilities and charged to the statement of operations.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in
capital and accumulated deficit.
At September 30, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	$(5,510,417)
Class A common stock issuance costs	$(14,921,927)
Plus:
Accretion of carrying value to redemption value	$20,432,344

Class A common stock subject to possible redemption	$287,500,000

Warrant Liability
The Company accounts for the Warrants in accordance with the guidance contained in ASC
815-40
under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. The Private Placement Warrants are valued using a Black-Scholes-Merton Model
.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021, the Company had a deferred tax asset of approximately $124,000, which had a full valuation allowance recorded against it.
 The Company’s deferred tax assets were deemed to be de minimis as of December 31, 2020.

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up
costs and are not currently deductible. The change in fair value of the warrant liability is a permanent difference. During the three months and nine months ended September 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for the nine months ended September 30, 2021 was 0%, which differs from the expected income tax rate due to the start-up
c
o
sts (discussed above) which are not currently deductible and permanent differences.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Net Income (Loss) per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i)
the
Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 10,391,667 shares of Class A common stock in the aggregate. As of September 30, 2021, the Company did not have any other
dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.
The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021

	Class A	Class B	Class A	Class B

Basic and diluted net income per share of common stock
Numerator:
Allocation of net income, as adjusted	$2,325,626	$581,406	$1,275,914	$400,436
Denominator:
Basic and diluted weighted average shares outstanding	28,750,000	7,187,500	22,220,696	6,973,805

Basic and diluted net income per share of common stock	$0.08	$0.08	$0.06	$0.06

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities (excluding the warrant liability
) (see Note 10
), which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging —Contracts in Entity’ Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity
(“ASU2020-06”),
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
NOTE 4. PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 28,750,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-sixth
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9).
NOTE 5. PRIVATE PLACEMENT
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
NOTE 6. RELATED PARTY TRANSACTIONS
Founder Shares
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
Administrative Services Agreement
The Company entered into an agreement, commencing on March 1, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay Saddle Point Management, L.P. (“Saddle Point”), an affiliate of the Sponsor, a total of $10,000 per month for office space and administrative support services. In addition, the Company will reimburse Saddle Point in the amount of $30,000 per month for additional administrative services (not covered by the $10,000 payment set forth above), subject to the closing of the Business Combination. For the three months and nine months ended September 30, 2021, the Company incurred and paid $30,000 and $70,000 in fees for these services, respectively.

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Promissory Note — Related Party
On January 5, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) March 31, 2021 or (ii) the consummation of the Initial Public Offering. As of September 30, 2021 and December 31, 2020, there was $0 and $48,625, respectively, outstanding under the Promissory Note. No future borrowings are permitted.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Com
b
ination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.
Related Party Units Purchased
Simultaneously with the closing of the Initial Public Offering, one of the Company’s directors purchased 300,000 Units sold at the Initial Public Offering
at a price of $10.00 per Unit, for an aggregate purchase price of $3,000,000. If the Company seeks stockholder approval in connection with a Business Combination, the director has agreed to vote his Public Shares in favor of approving a Business Combination. The director has agreed to not redeem any shares of Class A common stock in connection with stockholder approval of the Business Combination. There are no restrictions on the sale of any of the units purchased, therefore, the Class A common stock is not contingent to this restriction. Accordingly, these Public Shares are recorded in Class A common stock subject to possible redemption.
NOTE 7. COMMITMENTS

Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 8. STOCKHOLDERS’ EQUITY
Preferred Stock
—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—
The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021, there were 28,750,000 shares of Class A common stock issued and outstanding, which are presented as temporary equity. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.
Class
 B Common Stock
—
The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 7,187,500 shares of Class B common stock issued and outstanding.
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
NOTE 9. WARRANTS

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
The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, it will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A common stock issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the ex
t
ent an exemption is not available.
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

•
if, and only if, the closing price of the Class A common stock for any 10 trading days within a
20
-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like).

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
SEPTEMBER 30, 2021
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
As of September 30, 2021, there were 4,791,667 Public Warrants and 5,600,000 Private Placement Warrants outstanding. As of December 31, 2020, no warrants were outstanding.
NOTE 10. FAIR VALUE MEASUREMENTS
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
At September 30, 2021, assets held in the Trust Account were comprised of $287,519,343 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through September 30, 2021, the Company has not withdrawn any of the interest earned on the Trust Account.

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	September 30, 2021

Assets:
Investments held in Trust Account	1	$287,519,343
Liabilities:
Warrant Liability – Public Warrants	1	$4,312,500
Warrant Liability – Private Placement Warrants	3	$5,126,240
There were no assets or liabilities measured at fair value on a recurring basis at December 31, 2020. The Warrants are acco
u
nted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on the accompanying September 30, 2021 unaudited condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed statements of operations.
The Private Placement Warrants were valued using a Black-Scholes-Merton Model, which is considered to be a Level 3 fair value measurement. The significant assumptions used in the Black-Scholes-Merton Model analysis are the price of the Company’s common stock, the risk-free rate, the volatility, and the term to the Company’s initial Business Combination.
The following table presents the quantitative information regarding Level 3 fair value measurements:

Input:	September 30, 2021

IPO Price (per unit)	$10.00
Underlying Asset Price (per share)	$9.70
Strike Price	$11.50
Time to Maturity (Years)	6.40
Concluded Volatility for Black-Scholes Model	13.9%
Risk Free Rate	1.22%
Common Stock Dividend	0.00%
The following table presents the changes in the fair value of warrant liabilities classified as Level 3 in the fair value hierarchy:

	Private Placement Warrants	Public Warrants	Warrant Liabilities

Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 4, 2021	6,496,000	5,510,417	12,006,417
Change in fair value	(1,369,760)	(718,750)	(2,088,510)
Transfers to Level 1	—	(4,791,667)	(4,791,667)

Fair value as of September 30, 2021	$5,126,240	$—	$5,126,240

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the nine months ended September 30, 2021, when the Public Warrants were able to be separately traded.
NOTE 11. SUBSEQUENT EVENTS
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 12, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering (defined below), and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended September 30, 2021, we had net income of $2,907,032, which consists of interest earned on marketable securities of $3,699, interest income in bank of $50 and changes in fair value of the warrant liability of $3,156,706, offset by operation costs of $253,423.
For the nine months ended September 30, 2021, we had net income of $1,676,350, which consists of interest earned on marketable securities of $19,343, interest income in bank of $103 and changes in fair value of the warrant liability of $2,567,677, offset by operation costs of $910,773.
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
For the nine months ended September 30, 2021, cash used in operating activities was $649,331. Net income of $1,676,350 was affected by interest earned on marketable securities of $19,343, change in fair value of the warrant liability of $2,567,677 and transaction costs associated with the warrant liability of $302,772. Changes in operating assets and liabilities used $41,433 of cash for operating activities.

As of September 30, 2021, we had investments of $287,519,343 million held in a trust account (the “Trust Account”) located in the United States. Such amount will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of
Rule2a-7of
the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we have not withdrawn any interest earned from the Trust Account.
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
As of September 30, 2021, we had cash of approximately $1,913,470. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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

Warrant Liability
We account for the Warrants in accordance with the guidance contained in ASC 815 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants and the warrants included as part of the Units (the “Public Warrants”) for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date for the Public Warrants.
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ (deficit) equity section of our balance sheet.
Net Income (Loss) Per Common Share
Net loss per common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. We apply the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options
(Subtopic470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity
(Subtopic815-40)
(“ASU2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, result of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, including the standard referenced in the next paragraph, if currently adopted, would have a material effect on our condensed financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.

Item 4.	Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures
As required by
Rules 13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in
Rules 13a-15
(e) and
15d-15
(e) under the Exchange Act) were effective.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.
Remediation of a Material Weakness in Internal Control Over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.

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
On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”), wherein the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a Business Combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our warrants, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined the warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations.
As a result of the recurring fair value measurement, our financial statements may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash
gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.
We previously identified a material weakness in our internal control over financial reporting. If we experience additional material weaknesses or are, otherwise, unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
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
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We took a number of actions to improve our internal control over financial reporting, such as enhancing our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our management believes that these and other actions taken have been fully implemented and such enhancements to our internal controls are operating effectively. Due to our remediation efforts, we concluded that the previously identified material weakness in our internal control over financial reporting was remediated as of September 30, 2021.
While we believe that this previously identified material weakness has been remediated, if we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.
We, and following our initial Business Combination, the post-Business Combination company, may face litigation and other risks as a result of the previously identified material weakness in our internal control over financial reporting.
As a result of the previously identified material weakness in our internal controls over financial reporting described above, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
On March 4, 2021, we consummated the Initial Public Offering of 28,750,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $287,500,000. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-252624) (the “Registration Statement”). The SEC declared the Registration Statement effective on March 1, 2021.

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

ADVANCED MERGER PARTNERS, INC.

Date: November 12, 2021	By:	/s/ Roy J. Katzovicz
	Name:	Roy J. Katzovicz
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Stephen Katchur
	Name:	Stephen Katchur
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)