Form 10-Q/A
period 2021-09-30
Advanced Merger Partners, Inc.
filed 2021-12-15
CIK 1835636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
Amendment No. 1

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
Rule 12b-2of
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
As of December
13
, 2021, there
were 28,750,000 shares of Class A common stock, $0.0001 par value and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ADVANCED MERGER PARTNERS, INC.
FORM 10-Q/A FOR THE QUARTER ENDED SEPTEMBER 30, 2021

EXPLANATORY NOTE
Advanced Merger Partners, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form
10-Q
for the quarterly period ended September 30, 2021 (this “Form
10-Q/A”)
to amend and restate certain terms in its Quarterly Report on Form
10-Q
for the quarterly period ended September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Quarterly Report”).
Background of Restatement
All of the shares of Class A common stock, par value $0.0001 per share, held by the Company’s public stockholders (the “Public Shares”) contain a redemption feature which provides each holder of such shares with the opportunity to have their shares redeemed, and management has no control over which Public Shares will be redeemed. ASC 480-10-S99-3A provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC 480-10-25-6(b) provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, management has identified errors made in the historical financial statements where, at the closing of the Company’s Initial Public Offering (defined below), the Company improperly recorded its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with the 10-Q/A filing, the Company revised this interpretation to include temporary equity in net tangible assets. Management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that all Class A common stock is subject to possible redemption, resulting in the Class A common stock being classified as temporary equity in its entirety and recorded at its redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity as of the Initial Public Offering date and all subsequent reporting periods.
As a result, the Company’s management, together with the Audit Committee, determined that the Company’s previously issued (i) unaudited interim financial statements and other financial data included in the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2021 (the “Q1 Form 10-Q”)
,

filed with the SEC on May 17, 2021
, (ii) unaudited interim financial statements and other financial data included in the Company’s quarterly report on
Form 10-Q
for the quarterly period ended June 30, 2021 (the “Q2 Form 10-Q”), filed with the SEC on August 13, 2021 and (iii) unaudited interim financial statements and other financial data included in the Original Quarterly Report, filed with the SEC on November 12, 2021 (collectively, the “Affected Periods”) should be restated in the Form 10-Q/A as a result of this error, to report all Public Shares as temporary equity. The financial statements for the Affected Periods are restated in Note 2 of this Form 10-Q/A. These restatements result in a change in the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. Further, there is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss) but earnings per share was impacted due to a change in presentation relating to the restatements.
The financial information that has been previously filed or otherwise reported for the quarterly period ended September 30, 2021 is superseded by the information in this Form 10-Q/A, and the financial statements and related financial information for the Affected Periods should no longer be relied upon. On December 6, 2021, the Company filed a Current Report on Form 8-K disclosing the non-reliance on the financial statements for the Affected Periods.
Internal Control Considerations
In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Form 10-Q/A, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as of September 30, 2021. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weakness identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

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

ADVANCED MERGER PARTNERS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Operating and formation costs	$253,423	$910,773

Loss from operations	(253,423)	(910,773)
Other income:
Change in fair value of warrant liability	3,156,706	2,567,677
Interest income - bank	50	103
Interest earned on investments held in Trust Account	3,699	19,343

Total other income	3,160,455	2,587,123

Net income	$2,907,032	$1,676,350

Weighted average shares outstanding, Class A common stock	28,750,000	22,220,696

Basic and diluted earnings per share, Class A common stock	$0.08	$0.06

Weighted average shares outstanding, Class B common stock	7,187,500	6,973,805

Basic and diluted earnings per share, Class B common stock	$0.08	$0.06

The accompanying notes are an integral part of the unaudited condensed financial statements.

ADVANCED MERGER PARTNERS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – January 1, 2021	—	$—	7,187,500	$719	$24,281	$(946)	$24,054
Accretion of Class A common stock to redemption amount	—	—	—	—	(1,928,281)	(18,504,063)	(20,432,344)
Cash paid in excess of fair value for Private Placement Warrants	—	—	—	—	1,904,000	—	1,904,000
Net income	—	—	—	—	—	1,202,029	1,202,029

Balance – March 31, 2021 (see Note 2 - as restated)	—	—	7,187,500	719	—	(17,302,980)	(17,302,261)
Net loss	—	—	—	—	—	(2,432,711)	(2,432,711)

Balance – June 30, 2021 (see Note 2 - as restated)	—	—	7,187,500	719	—	(19,735,691)	(19,734,972)
Net income	—	—	—	—	—	2,907,032	2,907,032

Balance – September 30, 2021	—	$—	7,187,500	$719	$—	$(16,828,659)	$(16,827,940)

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
NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should restate its financial statements to classify all Public Shares in temporary equity. In accordance with ASC 480, paragraph
10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value o
f $10.00 per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.
As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in a restatement of the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock.
In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its income (loss) per common share calculation to allocate net income (loss) pro rata to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.
There has been no change in the Company’s total assets, liabilities or operating results.
The impact of the restatement on the Company’s historical financial statements is reflected in the following tables.

Condensed Balance Sheet as of March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$265,197,733	$22,302,267	$287,500,000
Class A common stock	$223	$(223)	$—
Additional paid-in capital	$3,797,982	$(3,797,982)	$—
Retained Earnings (accumulated deficit)	$1,201,083	$(18,504,063)	$(17,302,980)
Total Stockholders’ Equity (Deficit)	$5,000,007	$(22,302,268)	$(17,302,261)

Condensed Balance Sheet as of June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$262,765,020	$24,734,980	$287,500,000
Class A common stock	$247	$(247)	$—
Additional paid-in capital	$6,230,671	$(6,230,671)	$—
Accumulated deficit	$(1,231,628)	$(18,504,063)	$(19,735,691)
Total Stockholders’ Equity (Deficit)	$5,000,009	$(24,734,981)	$(19,734,972)

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Condensed Statement of Operations for the Three Months Ended March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Class A common stock	28,750,000	(19,805,556)	8,944,444
Basic and diluted net loss per common stock, Class A common stock	$—	$0.08	$0.08
Basic and diluted weighted average shares outstanding, Class B common stock	6,531,250	10,417	6,541,667
Basic and diluted net loss per common stock, Class B common stock	$0.18	$(0.10)	$0.08

Condensed Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Class A common stock	28,750,000	—	28,750,000
Basic and diluted net income per common stock, Class A common stock	$—	$(0.07)	$(0.07)
Basic and diluted weighted average shares outstanding, Class B common stock	7,187,500	—	7,187,500
Basic and diluted net income (loss) per common stock, Class B common stock	$(0.34)	$0.27	$(0.07)

Condensed Statement of Operations for the Six Months Ended June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Class A common stock	28,750,000	(9,848,066)	18,901,934
Basic and diluted net income per common stock, Class A common stock	$—	$(0.05)	$(0.05)
Basic and diluted weighted average shares outstanding, Class B common stock	6,861,188	5,179	6,866,367
Basic and diluted net income (loss) per common stock, Class B common stock	$(0.18)	$0.13	$(0.05)

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Non-cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$263,692,930	$(263,692,930)	$—
Change in value of Class A common stock subject to possible redemption	$1,504,800	$(1,504,800)	$—

Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Non-cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$263,692,930	$(263,692,930)	$—
Change in value of Class A common stock subject to possible redemption	$(927,910)	$927,910	$—

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to
Form10-Q
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

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Warrant Liability
The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. The Private Placement Warrants are valued using a Black-Scholes-Merton Model.
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
NOTE 11. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, other than the restatement discussed in Note 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References in this quarterly report on Form 10-Q, as amended (the “Form 10-Q/A”) to “we,” “us” or the “Company” refer to Advanced Merger Partners, Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to HLI Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Form 10-Q/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Form 10-Q/A includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q/A including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering (defined below) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management concluded it should restate its financial statements to classify all shares of Class A common stock, par value $0.0001 per share (the “Public Shares”), as temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require Class A common stock subject to redemption to be classified outside of permanent equity. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, we did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, we revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, we present all redeemable Class A common stock as temporary equity and recognize accretion from the initial book value to redemption value at the time of our Initial Public Offering (defined below) and in accordance with ASC 480. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in a restatement of the initial carrying value of the Class A common stock subject to redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 12, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

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

As of September 30, 2021, we had investments of $287,519,343 held in a trust account (the “Trust Account”) located in the United States. Such amount will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we have not withdrawn any interest earned from the Trust Account.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments, described below. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented.
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. Management has identified errors made in our historical financial statements where, at the closing of our Initial Public Offering, we improperly recorded our Class A common stock subject to possible redemption. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity as of the Initial Public Offering date and all subsequent reporting periods and, together with the audit committee, has determined that our financial statements and other financial data for all such periods should be restated. See “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements for more information. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this Form 10-Q/A include the risk factors described in the final prospectus for our Initial Public Offering filed with the SEC. As of the date of this Form 10-Q/A, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC, except for the below:
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
We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
As described elsewhere in this Form 10-Q/A, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to its accounting classification of Public Shares. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021. See “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part I. Item 4. Controls and Procedures included in this Form 10-Q/A.
Previously, our management and our audit committee concluded that there existed a material weakness in our internal controls over financial reporting as it related to the accounting for our Private Placement Warrants and Public Warrants.
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
We have taken measures to remediate the material weakness described herein. However, if we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our shares of Class A common stock are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
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

We, and following our initial Business Combination, the post-Business Combination company, may face litigation and other risks as a result of the previously identified and existing material weaknesses in our internal control over financial reporting.
As a result of the previously identified and existing material weaknesses in our internal controls over financial reporting described above, the change in accounting for the warrants, the change in classification of a portion of our Public Shares, and other matters raised, or that may be raised in the future, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-Q/A, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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
The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q/A.

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

ADVANCED MERGER PARTNERS, INC.

Date: December 14, 2021	By:	/s/ Roy J. Katzovicz
	Name:	Roy J. Katzovicz
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 14, 2021	By:	/s/ Stephen Katchur
	Name:	Stephen Katchur
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)