Form 10-K
period 2021-12-31
Advanced Merger Partners, Inc.
filed 2022-03-28
CIK 1835636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number:
001-40138

ADVANCED MERGER PARTNERS, INC.
(Exact name of registrant as specified in its charter)

Delaware	85-3929296
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
c/o Saddle Point Management, L.P.
1325 Avenue of the Americas, Suite 2103
New York, NY 10019
(Address of principal executive offices)
(Zip Code)
(212)
951-1223
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Class A common stock, $0.0001 par value per share	AMPI	The New York Stock Exchange
Warrants, each whole warrant exercisable to purchase one share of Class A common stock	AMPI WS	The New York Stock Exchange
Units, each consisting of one share of Class A common stock and one-sixth of one redeemable warrant	AMPI.U	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     Yes  ☐    No   ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes   ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).     Yes   ☒     No  ☐
As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of Class A common stock of the registrant (based upon the closing price of the registrant’s Class A common stock at that date as reported by the New York Stock Exchange), excluding outstanding shares beneficially owned by persons who may be deemed affiliates of the registrant, was $277,103,000.
As of March
2
8
, 2022, there were 28,750,000 shares of Class A common stock, par value $0.0001 per share, and 7,187,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

CERTAIN TERMS
Unless otherwise stated in this Annual Report on Form
10-K
or unless the context otherwise requires, references to:

•	“we,” “us,” “company,” and “our company” are to Advanced Merger Partners, Inc., a Delaware corporation;

•	“DGCL” refers to the Delaware General Corporation Law as the same may be amended from time to time;

•
“founder shares” are to shares of Class B common stock initially purchased by our sponsor and our directors in a private placement prior to our initial public offering and the shares of Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our initial business combination as described herein (for the avoidance of doubt, such shares of Class A common stock will not be “public shares”);

•	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

•	“management” or our “management team” are to our executive officers and directors;

•	“common stock” are to our Class A common stock and our Class B common stock;

•
“public shares” are to shares of Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

•
“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchased public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;

•	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

•
“public warrants” are to (1) our redeemable warrants sold as part of the units in our initial public offering and (2) any private placement warrants or warrants issued upon conversion of working capital loans that are transferred to third parties that are not our sponsor or its permitted transferees following the consummation of our initial business combination;

•	“sponsor” is to HLI Sponsor, LLC, a Delaware limited liability company; and

•
“warrants” are to our public warrants and private placement warrants, as well as any warrants issued upon conversion of working capital loans upon consummation of our initial business combination, collectively.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some statements contained in this Annual Report on Form
10-K
(this “Annual Report”) are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•
our ability to consummate an initial business combination due to the uncertainty resulting from the recent
COVID-19
pandemic, the invasion of Ukraine by Russia and resulting sanctions, and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases);

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance; or

•	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report and in our other filings with the SEC.
The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I
ITEM 1. BUSINESS
General
We are a blank check company incorporated as a Delaware corporation on November 12, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. We may pursue an acquisition opportunity in any industry or sector.
In December 2020 and January 2021, our sponsor and our independent directors purchased an aggregate of 7,187,500 founder shares in exchange for a capital contribution of $25,000, or approximately $0.003 per share. Prior to the initial investment in the company of $25,000 by the sponsor and independent directors, we had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The number of founder shares outstanding was determined based on the expectation that the total size of our initial public offering would be a maximum of 28,750,000 units if the underwriters’ over-allotment option was exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after our initial public offering. The over-allotment option was exercised in full on March 4, 2021; thus, these shares are no longer subject to forfeiture.
The registration statement on
Form S-1
(File
No. 333-252624)
for our initial public offering was declared effective by the Securities and Exchange Commission (the “SEC”) on March 1, 2021. On March 4, 2021, we consummated our initial public offering of 28,750,000 units, including the issuance of 3,750,000 units as a result of the underwriters’ full exercise of their over-allotment option, with each unit consisting of one share of Class A common stock and one-sixth
of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share. The units in our initial public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $287,500,000.
Simultaneously with the consummation of our initial public offering and the full over-allotment option, we consummated the private placement of an aggregate of 5,600,000 private placement warrants to our sponsor at a price of $1.50 per private placement warrant, generating total gross proceeds of $8,400,000.
A total of $287,500,000 (or $10.00 per unit sold in our initial public offering) of the net proceeds from our initial public offering and the private placement was placed in a trust account established for the benefit of our public stockholders, with Continental Stock Transfer & Trust Company acting as trustee, and has been invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less, or in money market funds meeting certain conditions under
Rule 2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by March 4, 2023; and (iii) absent an initial business combination by March 4, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial
business combination activity, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares.
Our units began trading on March 2, 2021 on the New York Stock Exchange (the “NYSE”) under the symbol “AMPI.U.” Commencing on April 22, 2021, the shares of Class A common stock and warrants comprising the units began separate trading on the NYSE under the symbols “AMPI” and “AMPI WS,” respectively. Those units not separated continue to trade on the NYSE under the symbol “AMPI.U.”

Our Sponsor
Our sponsor is affiliated with Houlihan Lokey, Inc. (together with its subsidiaries and affiliates, “Houlihan”), a leading global investment bank, and Saddle Point Management, L.P. (“Saddle Point”), a New York-based registered investment adviser. A majority of our sponsor is owned by affiliates of Houlihan, with the balance owned by affiliates of Saddle Point.
We believe that Houlihan occupies a unique market position as a leading advisor to market participants in attractive industries, with particular strength in advising private companies and financial sponsors in the middle market, a market segment which is a focus of our selection process. Houlihan is the No. 1 investment bank for all global M&A transactions, the No. 1 M&A advisor for the past seven consecutive years in the U.S., the No. 1 global restructuring advisor for the past eight consecutive years, and the No. 1 global M&A fairness opinion advisor over the past 20 years, all based on number of transactions and according to data provided by Refinitiv. Houlihan has expertise in mergers and acquisitions, capital markets, financial restructurings, and financial and valuation advisory services, with 37 offices throughout the United States, Europe, the Middle East, and the Asia-Pacific region. The firm covers major industry segments including business services, consumer, food & retail, data & analytics, energy, financial institutions, healthcare, industrials, real estate, lodging & leisure, and technology, media & telecom. As of December 31, 2021, Houlihan had approximately 2,200 employees professionals globally, 22 of which are senior officers in its Financial Sponsors Group, which covers over 1,200 private equity, credit and hedge funds, family offices, endowments, pension funds, and sovereign wealth funds globally. Houlihan serves more than 2,000 clients. Houlihan’s bankers and professionals have developed clients and deep relationships across industry sectors from which we seek actionable investment opportunities.
We believe that our relationship with Houlihan positions us well to capitalize on what we believe to be a secular shift that recognizes there are a variety of ways of “going public” and that doing so by way of a business combination with a blank check company such as ours will be advantageous for certain companies. We believe that Houlihan’s extensive network of relationships with companies and financial sponsors across various sectors provide us significant advantages in sourcing an attractive candidate for a business combination. Moreover, we believe that Houlihan’s deep domain expertise in relevant industry verticals can add value to us after the initial business combination through strategic advice and in future mergers and acquisitions and capital markets transactions. A significant focus of our business combination search efforts is on companies that can benefit from Houlihan’s services during and/or following an initial business combination transaction.
Saddle Point is a manager of
a co-founder of
our Sponsor, and Saddle Point’s founder and Chief Executive Officer, Roy J. Katzovicz, serves as our Chief Executive Officer. The principals of Houlihan and Saddle Point share a working relationship that goes back more than a decade and spans mergers and acquisitions, restructurings and shareholder engagements. In addition, since the launch of Saddle Point’s first fund, Maxima Fund I, L.P. in August 2019, Houlihan’s Financial Sponsors Group has covered the firm and has had direct access to its team, investment process and selected research. Our relationship with Saddle Point provides us access to an independent investment team of experienced principal investors willing to risk their own capital. Saddle Point is an investment adviser that invests on behalf of clients and principal accounts with capital principally in public mid- and large-cap U.S.
equities. Saddle Point manages funds and advises accounts that are in the business of trading – buying and selling – securities and financial instruments.
As part of its investment program, Saddle Point raises capital from institutional investors and high-net worth
families, foundations, and trusts to form special purpose vehicles dedicated to an investment in a single company, principally through listed U.S. equities. Beneficial owners of Saddle Point’s clients, accounts and relationships include active participants in the market for blank check company initial public offerings as well as private investments in public offerings for blank check company business combination transactions. We believe certain of those accounts will be included among our prospective investors. Members of Saddle Point’s investment team support our efforts, along with Gregory S. Lyss, a Saddle Point affiliate, who serves as our Chief Operating Officer. Prior to this, Mr. Lyss served as the Chief Investment Officer for TABLE Management, L.P., a single-family office. Mr. Lyss has extensive experience investing in public markets and in structuring, negotiating and investing in private companies.

Saddle Point’s team and affiliates have significant experience investing in U.S. and U.K.-listed blank check companies. That experience includes investing in blank check companies, helping source potential business combination transactions, structuring and negotiating transactions and/or reviewing potential initial business combination transactions sourced by the sponsors of the relevant blank companies prior to commitment by those companies. Collectively, through their affiliated firms, they have invested in over 10 blank check companies from 2005 to 2017 that raised an aggregate of over $7 billion in their initial public offerings.
Saddle Point employs a multi-disciplinary approach to investing, drawing from microeconomics, finance, accounting, operations management, legal and regulatory expertise and human psychology. Saddle Point employs a fundamental, bottom-up process
to understand how a business makes money. Its investment team typically builds its understanding of a company and its end markets through deep due diligence, analysis of historic performance, direct person-to-person interviews
with management, industry experts, customers, suppliers, competitors and other stakeholders, third party research and its own financial modeling. Through its work, Saddle Point seeks to identify high-conviction, concentrated investments that generate superior long-term returns. With the added benefit of private information and due diligence available to us from target companies prior to any business combination transaction, we believe that this focus and approach is well-oriented toward a successful result for our stockholders.
Our asset selection, due diligence, and transaction execution process seeks to leverage the breadth and depth of Houlihan’s industry knowledge and relationships with companies and financial sponsors and Saddle Point’s multi-faceted investment approach. To that end, our investment process is supported by a team of investment professionals from Saddle Point and its affiliates (the “Saddle Point Investment Team”) and is overseen by an investment committee (the “Investment Committee”) that, in addition to our Chief Executive Officer, includes Houlihan senior bankers and executives as well as other independent investors experienced in sourcing, executing and funding public and private equity investments.
We aim to seek and attract prospective target companies that see merit in signaling their long-term prospects by partnering with us on a due diligence, valuation and capital commitment process that highlights their existing value and growth potential. We believe that the combination of Houlihan’s connectivity and industry and transactional expertise and Saddle Point’s expertise in public market investing makes us an attractive partner to prospective target companies that would make compelling candidates for an initial business combination.
Houlihan Lokey’s Participation
As of the date of this Annual Report, we are the sole active principal investment platform sponsored by Houlihan.
As an indirect member of our sponsor, Houlihan has an interest in the success of our efforts, and senior bankers and executives from Houlihan are part of our team.
Irwin Gold
 – Mr. Gold serves as a director and also as Chairman of our Investment Committee. Mr. Gold is a Senior Managing Director and the Executive Chairman of Houlihan’s board of directors.
He co-founded the
firm’s Financial Restructuring Group in 1988 and has led many of the Group’s largest, most complex financial restructuring engagements, both in bankruptcy and out-of-court. He
is the author of Valuation of the Restructured Enterprise and Its Effect on Negotiating Leverage. Mr. Gold received a B.A. in Economics, summa cum laude and Phi Beta Kappa, from Duke University and a J.D. from the University of Virginia School of Law.
John Mavredakis
 – Mr. Mavredakis serves as Chairman of our board of directors and as a member of our Investment Committee. Mr. Mavredakis is a Senior Managing Director and Global Head of Houlihan’s Financial Sponsors Group, having previously managed the firm’s investment banking operations and served as President of Houlihan Lokey Capital, Inc., Houlihan’s SEC registered broker-dealer. He is a member of Houlihan’s Operating Committee and was also a member of its board of directors prior to the firm’s initial public offering in August 2015. Mr. Mavredakis has over 35 years of experience in mergers and acquisitions, leveraged buyouts, private financings, and ESOP buyouts, and he has personally closed hundreds of transactions. Mr. Mavredakis received a B.A. in Economics from the University of California, Los Angeles, and an M.B.A. from the University of Denver Graduate School of Business.

Mark Goldman
 – Mr. Goldman serves as our Chief Investment Officer and as a member of our Investment Committee. Mr. Goldman is a member of Houlihan’s Financial Sponsors Group and the firm’s Management Committee. As Head of the Hedge Fund and Alternative Capital Group within the Financial Sponsors Group, he has covered hedge funds, pension funds, sovereign wealth funds, family offices, and large multi-asset class managers since 2007 and maintains relationships with more than 225 such managers. Before joining Houlihan, Mr. Goldman was a Director and founding member of Deutsche Bank’s M&A group. Previously, he was a Director in UBS’s M&A group. Mr. Goldman received a B.A. in Economics from Duke University and an M.B.A. from Duke University’s Fuqua School of Business.
Investment Committee
We established an Investment Committee to consider potential business combinations for recommendation to our board of directors. Mr. Gold serves as Chairman of the Investment Committee and Mr. Goldman serves as the committee’s Chief Investment Officer. In addition to the Chairman of our board of directors and the Chief Executive Officer serving on the Investment Committee, the committee includes:
Glenn J. Krevlin
 – Mr. Krevlin is the founder and managing partner of Glenhill Capital LP. Prior to founding Glenhill Capital LP, Mr. Krevlin served as an Associate from 1989 to 1994, and as a General Partner from 1994 to 2000, at Cumberland Associates, Cumberland Partners, and Long View Partners, an affiliated group of value oriented private investment partnerships. Prior to his tenure at Cumberland, Mr. Krevlin worked at Goldman Sachs & Co. Mr. Krevlin has served on the board of directors of a number of companies including Restoration Hardware, Inc., Capital Q Restaurants LLC (a franchisee of Qdoba Restaurant Corporation, a fast casual Mexican chain), Java Nova LLC (a Duncan Donuts franchisee) and MCR Development LLC (a developer of Value Place Hotels). Mr. Krevlin graduated from Wesleyan University, where he received his B.A. in Economics and Government and from New York University, Stern School of Business with an M.B.A. Mr. Krevlin is also a member of a co-founder of
our sponsor.
Alejandro Santo Domingo
 – Mr. Santo Domingo is a Senior Managing Director at Quadrant Capital Advisors, Inc. in New York City. He is a member of the board of Anheuser-Busch Inbev (ABI). He was a member of the board of directors of SABMiller Plc, where he was also Vice-Chairman of SABMiller Plc. For Latin America. Mr. Santo Domingo is Chairman of the board of Bavaria S.A. in Colombia. He is Chairman of the board of Valorem, a company which manages a diverse portfolio of industrial and media assets in Latin America. Mr. Santo Domingo is also a director of JDE Peet’s N.V., ContourGlobal plc, Life Time Inc., Florida Crystals, the world’s largest sugar refiner, Caracol TV, Colombia’s leading broadcaster, El Espectador, a leading Colombian daily newspaper, and Cine Colombia, Colombia’s leading film distribution and movie theater company. He previously served as a director of Millicon International Cellular S.A. until 2018. In the non-profit sector,
he is Chair of the Wildlife Conservation Society and Fundacion Mario Santo Domingo. Mr. Santo Domingo is also a member of the board of trustees of the Metropolitan Museum of Art, a member of the board of Channel Thirteen/WNET (PBS), a member of the board of DKMS, a foundation dedicated to finding donors for leukemia patients, and a member of the board of Fundacion Pies Descalzos. He is also a member of Harvard University’s Global Advisory Council (GAC) and a member of the board of trustees of the Mount Sinai Health System. Mr. Santo Domingo is a graduate of Harvard College.
Daniel H. Stern
 – Mr. Stern is
Co-Chief
Executive Officer of Reservoir Capital Group, L.P., which he co-founded
in 1998. Prior to founding Reservoir, Mr. Stern was President of Ziff Brothers Investments and served as an Associate at Bass Brothers Enterprises in Fort Worth, Texas. He has led or
co-led
the formation and development of numerous investment management and operating entities across a broad range of industries and geographies. He is the Chairman of Film at Lincoln Center and serves as a Trustee of several non-profit
organizations. Mr. Stern received an A.B. from Harvard College and an M.B.A. from Harvard Graduate School of Business. Mr. Stern is also a member of a co-founder
of our sponsor.

Any recommendations of a business combination by the Investment Committee to our board of directors requires support from both the Chairman of the Investment Committee and our Chief Executive Officer.
Our Management Team
As discussed above, Mr. Mavredakis serves as Chairman of our board of directors and Mr. Gold serves as a director. Roy J. Katzovicz, Saddle Point’s founder and chief executive officer, serves as our Chief Executive Officer and as a member of our board of directors, and Gregory S. Lyss serves as our Chief Operating Officer. Stephen Katchur, Saddle Point’s operations consultant
–
, serves as our Chief Financial Officer. Saddle Point does not serve as an investment adviser to the company.
Our senior management team, supported by the broader Saddle Point Investment Team, works with the Investment Committee, and is subject to oversight by our board of directors.
Saddle Point Investment Team
Roy J. Katzovicz
 – Mr. Katzovicz serves as our Chief Executive Officer, as a member of our board of directors and as a member of our Investment Committee. He is the founder and chief executive officer of Saddle Point and serves as a portfolio manager and trader for the investment funds and certain accounts advised by the firm. Prior to Saddle Point, Mr. Katzovicz served as a Partner, Investment Team Member and Chief Legal Officer of Pershing Square Capital Management, L.P., an investment manager of multibillion dollar hedge funds. Prior to joining Pershing Square, Mr. Katzovicz served as a corporate attorney at Wachtell, Lipton, Rosen & Katz, where his practice focused on structuring and negotiating public and private mergers and acquisitions, capital markets transactions, securities law matters and corporate governance. Prior to private practice, he served as a judicial clerk to The Honorable William B. Chandler, Chancellor of the Delaware Court of Chancery. Mr. Katzovicz received his J.D. and B.A. in Economics from the University of Pennsylvania.
Gregory S. Lyss
 – Mr. Lyss serves as our Chief Operating Officer. Since 2019, Mr. Lyss has been a private investor. From 2011 to 2019, he served as the Chief Investment Officer for TABLE Management, L.P., a single-family office. Prior to TABLE, Mr. Lyss was a partner and analyst at Alson Capital Partners, L.P., an investment manager to multibillion dollar hedge funds. Mr. Lyss had previously worked as an investment analyst at Gotham Partners, L.P.
and co-founded Cohanzick
Management, L.P., a private investment partnership. Prior to Cohanzick Management, Mr. Lyss worked as an analyst for Leucadia National Corporation (now Jeffries Financial Group Inc.). Mr. Lyss serves on the board of directors of 26 Capital Acquisition Corp., a special purpose acquisition company (Nasdaq: ADER), and Alpha Precision Media, Inc. He previously served on the boards of Calendre Company, MD Insider and Maverick Brands. Mr. Lyss received his A.B. from Harvard College and an M.B.A. from Harvard Graduate School of Business.
Peter Carlin
 – Mr. Carlin is a member of the Saddle Point investment team. From 2014 to 2020, Mr. Carlin worked as a Managing Director at Blue Harbour Group, L.P., Blue Harbour was a concentrated investment firm with a private equity approach to public markets. Prior to Blue Harbour Group, Mr. Carlin was a Managing Member of Estekene Capital, L.P. from 2009 to 2013. Estekene Capital was a low net, low gross investment firm founded by Mr. Carlin and a partner. Previously, he was a Deputy Portfolio Manager at Alson Capital, L.P., where he worked from 2002 to 2009 and at Sanford Bernstein & Co. where he was a Buyside Research Analyst in Bernstein’s small and midcap value group from 2000 to 2002. Mr. Carlin served on the board of directors of Investors Bancorp from 2017-2019 and currently serves on the board of directors of Adient PLC. Mr. Carlin began his career at Morgan Stanley in its Mergers & Acquisitions Group. Mr. Carlin received his M.B.A. from Columbia Business School, a J.D. from Columbia Law School, and a B.A. from the University of Pennsylvania.
Will Hinman
 – Mr. Hinman is a founding member of the Saddle Point investment team, having joined an affiliate of the firm in 2017. Prior to Saddle Point, Mr. Hinman was an analyst with Red Oak Partners, LLC, an investment advisory firm. Mr. Hinman began his professional career in 2009 as a forensic accountant at Navigant Consulting Inc. where he helped guide companies through complex financial matters including public company restatements, accounting and fraud investigations and intellectual property disputes. Mr. Hinman received his B.S. in Finance from Chapman University and an M.B.A. from Columbia Business School. Mr. Hinman is a CFA charterholder.

Kevin
 Oro-Hahn
 – Mr. Oro-Hahn is
a member of the Saddle Point investment team and
a co-portfolio manager
for Optima Value Holdings, L.P., a Saddle Point advised equity long/short fund. From 2012 to
2020, Mr. Oro-Hahn served
as a portfolio manager of a concentrated long only value strategy at Ingalls & Snyder LLC, an investment manager with primarily high net worth family clients. Prior to Ingalls, he was an Adjunct Professor and Associate Director at Columbia Business School and the Heilbrunn Center for Graham &
Dodd Investing. Mr. Oro-Hahn previously
served in management roles with
several non-profit institutions
and was an ordained minister of the Association of Vineyard Churches. Mr.
Oro-Hahn
received an M.B.A. from Columbia Business School and a B.A. in Mathematics from Drew University. Mr.
Oro-Hahn
is a CFA charterholder.
Our Independent Directors
We believe that our independent directors can contribute to our sourcing and evaluation of acquisition opportunities through their relationship networks, domain expertise and business judgement. For more detailed biographical information on each of the independent directors, see the section titled “Executive Compensation.”
Ann Daly
 – Ms. Daly serves as founding partner of WndrCo, along with Jeffrey Katzenberg, co-founder
and former CEO of DreamWorks Animation (“Dreamworks”), and Sujay Jaswa, business founder and former CFO of DropBox. WndrCo is a holding company that invests in, acquires and operates businesses at the convergence of new media and cutting-edge technology. Ms. Daly has extensive transformative leadership experience. She previously served as President and Chief Operating Officer of DreamWorks, which she joined from inception and oversaw its growth into the world’s largest animation studio and production technology innovator. Prior to DreamWorks, Ms. Daly spent 14 years at the Walt Disney Company, as a pioneer in the newly-emerging home video industry.
James Ellis
 – Mr. Ellis served as Dean of the Marshall School of Business at the University of Southern California and continues to serve as a Professor in the Department of Marketing. He has held a number of executive roles in consumer product and retail companies, board affiliations in the asset management industry and corporation and he maintains a network of family-run businesses
and entrepreneurs.
Alejandro Santo Domingo
 – Mr. Santo Domingo serves as a Senior Managing Director at Quadrant Capital Advisors, Inc., an investment firm. He has substantial experience as a principal investor globally, both as a minority and control investor. His related holdings span a variety of industries including food and beverage, consumer products, retail, technology, media and telecommunications, industrials and commodity goods. Mr. Santo Domingo and his affiliates maintain a network of relationships of corporations, operating executives, financial sponsors and high-net worth
families.
Bruce Zimmerman
 – Mr. Zimmerman serves as Chief Investment Officer of Dalio Family Office and previously served as the Chief Executive Officer and Chief Investment Officer of the University of Texas Investment Management Company (UTIMCO) from 2007 until 2016. He has significant experience in capital allocation, executive experience in financial services companies, board affiliations in the asset management industry and corporations and he maintains a global network of relationships with asset managers and financial sponsors.
Investment Criteria and Guidelines
We have developed the following high
level, non-exclusive investment criteria
that we use to screen for and evaluate target businesses. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.
Business Quality
: Our target selection process seeks to maximize the probability of a business combination with a company whose equity will yield a strong risk-adjusted return over a long-term investment horizon. We believe that outcome is more likely if we target businesses that we believe are fundamentally sound and well operated, with an emphasis on defensible marketplace positions and prospects for growth.

Growth
: We believe that some of the most compelling business combination opportunities are companies that present meaningful potential for organic growth by serving growing end markets and/or increasing their market share. In addition, a significant focus of our search process is on acquisition targets that can leverage Houlihan’s expertise and network for growth M&A and capital raising.
Value Creation
: We look for value through a combination of (1) the strength of management, (2) a clear plan to build incremental value through operational and/or strategic excellence, (3) the ability to generate, strong, sustainable and growing free cash flow, (4) a clear path to bring the target company to the public market and implement best-in-class public
company governance and (5) an attractive valuation entry point.
Proprietary Sourcing
: Generally, we do not expect to participate, in broadly marketed processes or auctions, but rather seek to leverage our extensive network and deep industry and market participant relationships as well as those of Houlihan and Saddle Point, our board of directors, Investment Committee members and affiliates to source our business combination. We seek to partner with the owners of private companies to offer them an option to create partial liquidity, transition their legacy to a public company and/or resolve any fragmented ownership or succession planning issues, while maintaining a focus on driving the target business to a higher level of performance and value.
Value-Added Benefits
: We seek to acquire a business that would benefit from our extensive networks, insights and operating and financial capabilities.
These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Annual Report, would be in the form of tender offer documents or proxy solicitation materials, as applicable, that we would file with the SEC.
Our Acquisition Process
In evaluating a prospective target business, we conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction. We seek to benefit from Houlihan and Saddle Point’s experience, as well as their network of relationships with chief executive officers, board members and members of executive management teams to provide specialized insights into their areas of expertise as well as leverage their operational and capital planning experience.
We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent financial advisor which is a member of FINRA or an independent accounting firm, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.
Members of our management team directly or indirectly own our common stock and/or warrants following our initial public offering, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination.

Our officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, may have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.
Initial Business Combination
The NYSE rules and our amended and restated certificate of incorporation require that we complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. There is no limitation on our ability to raise funds privately, or through loans in connection with our initial business combination. Additionally, pursuant to the NYSE rules, any initial business combination must be approved by a majority of our independent directors.
We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company in which our public stockholders own shares will own or acquire 50% or more of the outstanding voting securities of the target or is otherwise not required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the NYSE’s 80% fair market value test described above, provided that in the event that the business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as our initial business combination for purposes of a seeking stockholder approval or conducting a tender offer, as applicable.
To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.
In evaluating a prospective target business, we conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction. The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. Other than as described herein, we do not intend to pay any consulting fees to members of our management team for services rendered to or in connection with our initial business combination.

Competition
In identifying, evaluating and selecting a target business for our initial business combination, we have encountered, and may continue to encounter, competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.
Human Capital Resources
We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.
Our Website
Our corporate website address is https://www.advancedmerger.com. The information contained on, or accessible through our corporate website or any other website that we may maintain is not incorporated by reference into this Annual Report. Our annual reports on Form
10-K,
quarterly reports on Form
10-Q
and current reports on Form
8-K,
as well as any amendments and exhibits to these reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available on our website, free of charge, as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. Alternatively, you may access these reports at the SEC’s website at www.sec.gov.
Periodic Reporting and Financial Information
We have registered our units, Class A common stock, and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.
We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory
vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds
$700 million as of the prior June 30
th
, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt
securities during the prior three-year period.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of
Regulation S-K. Smaller
reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds
$250 million as of the prior June 30, and (2) our annual revenues exceeded $100 million during such completed fiscal year or the market value of our common stock held by non-affiliates exceeds
$700 million as of the prior June 30.

ITEM 1A. RISK FACTORS
Summary of Risk Factors
An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in this section, alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to
:

•	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•
Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

•	Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”

•
Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

•
If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote their shares in favor of such initial business combination, regardless of how our public stockholders vote.

•
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

•
The requirement that we complete our initial business combination by March 4, 2023 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

•
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus
(COVID-19)
pandemic and other events, and the status of debt and equity markets.

•
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by negative impacts on the global economy, capital markets or other geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities.

•
Past performance by Houlihan, Saddle Point, members of our Investment Committee (each as defined herein) or our management team and their respective affiliates may not be indicative of future performance of an investment in us.

•
If we seek stockholder approval of our initial business combination, our sponsor, initial stockholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

•
We may not be able to complete our initial business combination by March 4, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

•
If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

•	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•
We have identified material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

•
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

•
If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate until at least March 4, 2023, or 24 months following the closing of our initial public offering, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or an affiliate of our sponsor or management team to fund our search and to complete our initial business combination.

•
Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional shares of Class A common stock if we issue certain shares to consummate an initial business combination.

•
We may compete with clients of Houlihan or other affiliates of our sponsor for acquisition opportunities for our company, which could negatively impact our ability to locate and complete a suitable business combination.

•
Our management team and members of the Investment Committee will allocate their time to other activities thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

•
Members of our management team and our Investment Committee presently have, and any of them in the future may have additional, certain duties and/or fiduciary or contractual obligations to other entities and other personal and financial interests and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•
Provisions in our certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks
We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
We are a blank check company established under the laws of the State of Delaware with no operating results to date. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
We may choose not to hold a stockholder vote to approve our initial business combination if the business combination would not require stockholder approval under applicable law or stock exchange listing requirement. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our common stock do not approve of the business combination we complete.
Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”
In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about our company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should our company be required to liquidate after March 4, 2023. The financial statements do not include any adjustment that might be necessary if our company is unable to continue as a going concern.
Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.
You may not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.
If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
Our initial stockholders own 20.8% of our outstanding common stock. Our initial stockholders and management team also may from time to time purchase Class A common stock prior to our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or make us unable to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.
The requirement that we complete our initial business combination by March 4, 2023 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by March 4, 2023. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak
and the status of debt and equity markets.
The COVID-19 outbreak
(including variant mutations of the virus) has resulted in a widespread health crisis that has adversely affected economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue
to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts
our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and
the actions to
contain COVID-19 or
treat its impact, among others. If the disruptions posed
by COVID-19 or
other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and
other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by negative impacts on the global economy, capital markets or other geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities.
United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.
Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a business combination and any target business with which we ultimately consummate a business combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities, cross-border transactions or our ability to raise equity or debt financing in connection with any particular business combination. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.
We may not be able to complete our initial business combination by March 4, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
We may not be able to find a suitable target business and complete our initial business combination by March 4, 2023. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the
COVID-19
pandemic persists both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. The recent invasion of Ukraine by Russia and resulting sanctions may also have similar effects, and the impact of such effects on us will depend on future developments that cannot be predicted with any degree of certainty. Additionally, the
COVID-19
pandemic, the invasion of Ukraine by Russia and resulting sanctions, may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe we will identify numerous target businesses that may be suitable targets to acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a stockholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

If we seek stockholder approval of our initial business combination, our sponsor, initial stockholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions.
In the event that our sponsor, initial stockholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.
In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.
If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy materials or tender offer documents, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.
If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate until at least March 4, 2023, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or an affiliate of our sponsor or management team to fund our search and to complete our initial business combination.
We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until at least March 4, 2023; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision
(a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.
If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $2,000,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.
Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.
Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets,
restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items
and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt
held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.
If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, by paying public stockholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount
that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount
that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by March 4, 2023 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice
period during which any third-party claims can be brought against the corporation, a 90-day period
during which the corporation may reject any claims brought, and an additional 150-day waiting
period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following March 4, 2023 in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.
Because we do not comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by March 4, 2023 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.
In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.
Holders of our Class A common stock are not entitled to vote on any election of directors we hold prior to our initial business combination.
Prior to our initial business combination, only holders of our founder shares have the right to vote on the election of directors. Holders of our public shares are not be entitled to vote on the election of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the completion of an initial business combination.
The grant of registration rights to our initial stockholders and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our shares of Class A common stock.
Pursuant to a registration rights agreement, dated March 1, 2021, our initial stockholders, the holders of our private placement warrants, the holders of warrants that may be issued upon conversion of working capital loans and their permitted transferees can demand that we register the shares of Class A common stock into which founder shares are convertible, the private placement warrants and the Class A common stock issuable upon exercise of the private placement warrants, the warrants or the Class A common stock issuable upon conversion of warrants that may be issued upon conversion of working capital loans and any other securities of the Company acquired by them prior to the consummation of our initial business combination. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the shares of common stock owned by our initial stockholders, holders of our private placement warrants or holders of our working capital loans or their respective permitted transferees are registered.
Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.
We may pursue an initial business combination opportunity in any industry or sector. Our amended and restated certificate of incorporation prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.
We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a business combination candidate.
Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.
Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.
Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent accounting firm or independent investment banking firm which is a member of FINRA that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.
When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
The officers and directors of the business combination target may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.
The role of a business combination target’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of a business combination target’s management team will remain associated with the business combination target following our initial business combination, it is possible that members of the management of a business combination target will not wish to remain in place.
Members of our management team and our Investment Committee, our sponsor, and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
We have not adopted a policy that expressly prohibits members of our management team or our Investment Committee, our sponsor, or their respective affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor or members of our management team or our Investment Committee, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of the members of our management team and our Investment Committee, our sponsor, and their respective affiliates may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, the discretion of the members of our management team and our Investment Committee in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest. If this were the case, it may be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.
We may compete with clients of Houlihan or other affiliates of our sponsor for acquisition opportunities for our company, and other conflicts may arise from our founders’ affiliations, which could negatively impact our ability to locate and complete a suitable business combination.
Our business strategy may overlap with some of the strategies of clients of Houlihan and its affiliates. Houlihan is an independent global investment bank. Acquisition opportunities that may be of interest to us may come to Houlihan, its clients or other affiliates of our sponsor instead of us or may be pursued by those parties. Our affiliates are not restricted from competing with our business and none of our affiliates are required to refer any such opportunities to us. Our sponsor and its affiliates may face conflicts of interest relating to performing services on our behalf and allocating investment opportunities to us, and such conflicts may not be resolved in our favor, meaning we could find less suitable acquisition opportunities which could limit our ability to find a business combination that we find attractive.
Conflicts may arise from our founders’ (or their affiliates’) provision of services both to us and to third-party clients. In performing services for other clients and also when acting for its own account, Houlihan may take commercial steps which may have an adverse effect on us. Houlihan is often engaged as a financial advisor, or placement agent, to corporations and other entities (or boards or representatives thereof) in connection with the sale of, or other strategic transactions involving, those entities, their assets, their securities or their subsidiaries. Clients may require Houlihan to act exclusively on their behalf, and for this and/or other reasons, we may be unable to attempt to acquire securities of the business being sold or otherwise participate as a buyer in the transaction. Alternatively, Houlihan, or another affiliate of our sponsor, may be a financial advisor to a target business that we pursue a business combination with and Houlihan, or another affiliate of our sponsor, may receive fees from us or the target business in connection with a business combination. Our founders may also represent potential buyers’ businesses. Our founders may be incentivized to direct an opportunity to one of these buyers, thereby eliminating or reducing, or creating competition with respect to, the investment opportunity available to us. Conflicts may also arise from actions undertaken by our founders or founders’ affiliates for their own accounts. Any of our founders’ other activities may, individually or in the aggregate, have an adverse effect on us, and the interests of our founders or their clients or counterparties may at times be adverse to ours.
None of Houlihan, Saddle Point, or any of their respective affiliates has an obligation to provide us with potential investment opportunities or to devote any specified amount of time or support to our company’s business and we may not receive the anticipated breadth of potential business combination targets from Houlihan.
Although we expect we may benefit from Houlihan’s, Saddle Point’s and their respective affiliates’ networks of relationships and processes for sourcing and evaluating potential acquisition targets, neither they nor any of their respective affiliates have any legal or contractual obligation to seek on our behalf or present to us investment opportunities that might be suitable for our business, and they may allocate any such opportunities at their discretion to us or other parties. In addition, for a variety of reasons, the breadth of potential business combination targets that we anticipate receiving as a result of Houlihan’s network of relationships may not materialize. We currently have no investment management, advisory, consulting or other agreement in place with Houlihan, Saddle Point or any of their respective affiliates that obligates them to undertake efforts on our behalf to identify or secure, or that govern the manner in which they will allocate, investment opportunities. Moreover, even if Houlihan, Saddle Point or one of their respective affiliates refers an opportunity to us, there can be no assurance that such an opportunity will result in an acquisition agreement or a business combination.
We will likely only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We will likely effectuate our initial business combination with one target business. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.
This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.
We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.
If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.
We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.
In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.
In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, including the recent invasion of Ukraine by Russia and the resulting sanctions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.
In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.
The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.
In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The
need
for run-off insurance would
be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.
Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.
We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of Class A common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding Class A common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.
We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders or warrant holders do not agree.
Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial business combination, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.
In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.
In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation requires the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination by March 4, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business
combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.
The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination
activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of an initial business combination that some of our stockholders may not support.
Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination
activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who collectively beneficially own 20% of our common stock, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, executive officers, directors, and director nominees have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by March 4, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business
combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to pay our taxes, divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.
Certain agreements related to our initial public offering may be amended without stockholder approval.
Each of the agreements related to our initial public offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without stockholder approval. Such agreements are: the letter agreement among us and our initial stockholders, officers, and directors; the registration rights agreement among us and our initial stockholders; the private placement warrants purchase agreement between us and our sponsor; and the administrative services and consulting agreement between us and Saddle Point. These agreements contain various provisions that our public stockholders might deem to be material. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial business combination will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision
discussed above may result in our initial stockholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.
We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
Although we believe that the net proceeds of our initial public offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any specific target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.
Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.
Our initial stockholders own approximately 20% of our issued and outstanding common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional securities from us, this would increase their control.
Our warrants may have an adverse effect on the market price of our shares of Class A common stock and make it more difficult to effectuate our initial business combination.
We issued warrants to purchase 4,791,667 shares of Class A common stock as part of the units sold in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 5,600,000 private placement warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share. In addition, if our sponsor or an affiliate of our sponsor or certain of our officers and directors makes any working capital loans, such lender may convert those loans into up to an additional 1,333,333 private placement warrants, at the price of $1.50 per warrant. Our public warrants are also redeemable by us for shares of our Class A common stock. To the extent we issue common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the Class A common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.
Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.
The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on
Form 10-K for
the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.
Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our shares of Class A common stock and could entrench management.
Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.
Our amended and restated certificate of incorporation requires, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Notwithstanding the foregoing, our amended and restated certificate of incorporation provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Additionally, unless we consent in writing to the selection of an alternative forum, the federal courts shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act against us or any of our directors, officers, other employees or agents. Section 22 of the Securities Act, however, created concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. While the Delaware courts have determined that such exclusive forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. Any person or entity purchasing or otherwise acquiring any interest in our securities shall be deemed to have notice of and consented to these provisions; however, we note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us and may have the effect of discouraging lawsuits against our directors and officers.
Since only holders of our founder shares have the right to vote on the election of directors, the NYSE may consider us to be a ‘controlled company’ within the meaning of the NYSE rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.
Prior to our initial business combination, only holders of our founder shares have the right to vote on the election of directors. As a result, the NYSE may consider us to be a ‘controlled company’ within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a ‘controlled company’ and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of ‘independent directors,’ as defined under the rules of the NYSE;

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the NYSE, subject to applicable phase-in rules. However,
if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.
Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.
Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision
may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,
each of which may make it difficult for us to complete our initial business combination.
In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not currently subject to.
In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.
We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7 promulgated
under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by March 4, 2023; and (iii) absent an initial business combination by March 4, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business
combination activity, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds
$700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth
companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of
Regulation S-K. Smaller
reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates
exceeds $250 million as of the prior Jun
e
30th, and (2) our annual revenues exceeded $100 million during such completed fiscal year or the market value of our common stock held by non-affiliates exceeds
$700 million as of the prior Jun
e
30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.
If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.
If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.
If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.
If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	challenges in managing and staffing international operations;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots, and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks and wars, such as the recent invasion of Ukraine by Russia; and

•	deterioration of political relations with the United States.
We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.
We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on stockholders or warrant holders.
We may, in connection with our initial business combination and subject to requisite stockholder approval under the DGCL, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a stockholder or warrant holder to recognize taxable income in the jurisdiction in which the stockholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity (or may otherwise result in adverse tax consequences). We do not intend to make any cash distributions to stockholders or warrant holders to pay such taxes. Stockholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.
Risks Relating to our Securities
The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
We cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum average global market capitalization and a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4.00 per share and we must have 400 round lot holders of our Class A common stock upon the consummation of our initial business combination. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market.
If this were to occur, we could face significant material adverse consequences, including:
• a limited availability of market quotations for our securities;
• reduced liquidity for our securities;
• a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
• a limited amount of news and analyst coverage; and
• a decreased ability to issue additional securities or obtain additional financing in the future.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our securities are listed on the NYSE, our units, Class A common stock, and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.
A market for our securities may not fully develop or be sustained, which would adversely affect the liquidity and price of our securities.
The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the
COVID-19
pandemic, the invasion of Ukraine by Russia and resulting sanctions, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases). An active trading market for our securities may not fully develop or be sustained. Additionally, if our securities become delisted from the NYSE for any reason, and are quoted on the OTC Pink Sheets, an inter-dealer automated quotation system for equity securities not listed on a national exchange, the liquidity and price of our securities may be more limited than if we were listed on the NYSE or another national exchange. You may be unable to sell your securities unless a market can be fully developed and sustained.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering without our prior consent, which we refer to as the “Excess Shares.”

However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.
You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A common stock or certain exemptions are available.
If the issuance of the Class A common stock upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A common stock included in the units.
We did not register the Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at the time of our initial public offering. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement covering the registration under the Securities Act of the Class A common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus related to the initial public offering, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.
If the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.
In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.
If our shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use our best efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available.
In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.

The warrants may become exercisable and redeemable for a security other than the shares of Class A common stock, and you will not have any information regarding such other security at this time.
In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the shares of Class A common stock. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within 15 business days of the closing of an initial business combination.
You may only be able to exercise your public warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.
The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the shares of Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If you exercise your public warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” of our shares of Class A common stock (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the shares of Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.
We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.
Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any defective provision or mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement, (ii) adjusting the provisions relating to cash dividends on shares of common stock as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, if, among other things, the Reference Value equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like). We will not redeem the warrants unless an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption
period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us for cash so long as they are held by their initial purchasers or their permitted transferees.
In addition, we have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the Reference Value equals or exceeds $10.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like). In such a case, the holders will be able to exercise their warrants prior to redemption for a number of shares of our Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of shares received is capped at 0.361 shares of our Class A common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.
You are not entitled to protections normally afforded to investors of many other blank check companies.
Since the net proceeds of the initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the completion of our initial public offering and the sale of the private placement warrants and filed a Current Report on
Form 8-K, including
an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.
We may issue additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the founder shares at a ratio greater than one-to-one at
the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.
Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of the date of this Annual Report, there are 171,250,000 and 12,812,500 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B common stock. The Class B common stock is automatically convertible into Class A common stock concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio
but subject to adjustment as set forth herein and in our amended and restated certificate of incorporation. There are currently no shares of preferred stock issued and outstanding.
We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock to redeem the warrants upon conversion of the Class B common stock at a ratio greater than one-to-one at
the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond March 4, 2023 or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

•	may significantly dilute the equity interest of investors;

•	may subordinate the rights of holders of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;

•
could cause a change in control if a substantial number of shares of Class A common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.
Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional shares of Class A common stock if we issue certain shares to consummate an initial business combination.
The founder shares will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis,
subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis,
20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor or an affiliate of our sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of founder shares will never occur on a less than one-for-one basis.
This is different than some other similarly structured special purpose acquisition companies in which the initial stockholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.
Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A common stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Because each unit
contains one-sixth of
one warrant and only a whole warrant may be exercised, the units may be worth less than units of other special purpose acquisition companies.
Each unit
contains one-sixth of
one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one common share and one warrant to purchase one whole share. We established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-sixth of
the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.
On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”), wherein the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a Business Combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our warrants, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined the warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations. As a result of the recurring fair value measurement, our financial statements may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we recognize non-cash
gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.
We have identified material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
As previously disclosed, we have identified a material weakness in our internal control over financial reporting related to our accounting and reporting of complex financial instruments, including application of ASC
480-10-S99-3A
to its accounting classification of public shares. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2021.
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
We have taken measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our shares of Class A common stock are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
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
As a result of the previously identified and existing material weaknesses in our internal controls over financial reporting described above, the change in accounting for the warrants, the change in classification of a portion of our public shares, and other matters raised, or that may be raised in the future, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.
Risks Relating to our Management Team, Investment Committee, Sponsor, Houlihan and Saddle Point
Past performance by Houlihan, Saddle Point, members of our Investment Committee or our management team and their respective affiliates may not be indicative of future performance of an investment in us.
Information regarding performance by, or businesses associated with, Houlihan, Saddle Point, our Investment Committee or our management team, is presented for informational purposes only. Past performance by Houlihan, Saddle Point, members of our Investment Committee or our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of the performance of Houlihan, Saddle Point, or members of our Investment Committee or our management team or businesses associated with them, as indicative of our future performance of an investment in us or the returns we will, or is likely to, generate going forward.
We are dependent upon our executive officers and directors, and their loss could adversely affect our ability to operate.
Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance
on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.
Our operations, asset targeting, due diligence, financial analysis and other work depend on, among other things, executives and employees employed by our sponsor’s affiliates including Houlihan, Saddle Point and their respective affiliates. As a consequence, we are reliant on our sponsor’s affiliates to retain those executives and employees and, accordingly, if they fail to do so our business could be adversely affected.
Our business will depend on, among other things, our sponsor’s affiliates’ ability to successfully retain individuals and teams that will support our business. The market for talent is competitive and no assurance can be given that any individual or team will be retained and present to support our work for any period of time. If we are unable to retain those individuals or teams, we may be constrained and our business, operations and/or financial results could be materially adversely affected.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Delaware law.
Our management team and members of the Investment Committee allocates their time to other activities thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
Our management team and members of the Investment Committee are not required to, and do not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other activities. We do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team and our Investment Committee are engaged in other business endeavors for which they may be entitled to substantial compensation, and such members are not obligated to contribute any specific number of hours per week to our affairs. Members of our management team and our Investment Committee also serve as officers and board members for other entities. If the other business affairs of the members of our management team or Investment Committee require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.
Members of our management team and our Investment Committee presently have, and any of them in the future may have additional, certain duties and/or fiduciary or contractual obligations to other entities and other personal and financial interests and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
Following the completion of our initial public offering we have engaged in, and until we consummate our initial business combination, we intend to engage in, the business of identifying and combining with one or more businesses. From time to time, each of our Houlihan-affiliated officers and directors may, by virtue of their employment at Houlihan, have certain duties, or be subject to contractual obligations, to Houlihan clients, while the Saddle Point-affiliated and other of our officers and directors presently have (and any of them in the future may have additional) fiduciary or contractual obligations to clients and other entities (or clients of such entities). These duties and/or contractual and fiduciary obligations (as applicable) may, in certain cases, require an officer or director to present a business combination opportunity or other opportunity to such client or entity (or clients of such entity) instead of us, and, in such cases, he or she will honor these duties or obligations.

In addition, our sponsor, members of our management team and our Investment Committee, and their respective affiliates may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, members of our management team and our Investment Committee could have conflicts of interest in determining whether to present business combination opportunities to us or to any other company with which they are or may become involved. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Although we have no formal policy in place for vetting potential conflicts of interest, our board of directors will review potential conflicts of interest on a case-by-case basis.
Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer or their affiliates unless such opportunity is expressly offered to such person solely in his or her capacity as our director or officer and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.
Members of our sponsor and their respective affiliates, members of our management team and our Investment Committee, or existing holders, and their respective affiliates are now, and all of them may in the future sponsor and/or become affiliated with entities engaged in business activities similar to those intended to be conducted by us (and they may also participate in the formation of or become an officer or director of any other special purpose acquisition company) and, accordingly, are likely have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.
Following the completion of our initial public offering we have engaged, and until we consummate our initial business combination, we intend to engage, in the business of identifying and combining with one or more businesses or entities. Our sponsor and its members’ respective affiliates, members of our management team and our Investment Committee, or existing holders, and their respective affiliates are, and may in the future become, affiliated with entities (such as operating companies, investment vehicles and/or blank-check special purpose acquisition companies) that are engaged in the same or a similar business, and they may also participate in the formation and ownership of or become officers or directors of other special purpose acquisition companies.
Our sponsor and its members’ respective affiliates, members of our management team and our Investment Committee, or existing holders, and their respective affiliates also may become aware of business opportunities which may be appropriate for presentation to us and the other entities in the future to which they owe certain fiduciary or contractual duties or no duties at all. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us and may not be presented to us at all.
Since our sponsor, executive officers, and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after our initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
In December 2020 and January 2021, our sponsor and our independent director nominees purchased an aggregate of 7,187,500 founder shares in exchange for a capital contribution of $25,000, or approximately $0.003 per share. Prior to the initial investment in the company of $25,000 by our sponsor and our independent director nominees, the company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 5,600,000 private placement warrants, each exercisable for one share of Class A common stock at $11.50 per share, for an aggregate purchase price of $8,400,000, or $1.50 per warrant, that will also be worthless if we do not complete our initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as March 4, 2023, the
24-month
anniversary of the closing of our initial public offering nears, which is the deadline for our completion of an initial business combination.

Members of our management team and our Investment Committee, our sponsor, and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
We have not adopted a policy that expressly prohibits members of our management team or our Investment Committee, our sponsor, or their respective affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor or members of our management team or our Investment Committee, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.
The personal and financial interests of the members of our management team and our Investment Committee, our sponsor, and their respective affiliates may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest. If this were the case, it may be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.
We may engage in a business combination with one or more target businesses that may be affiliated with, or that have other relationships with, our sponsor, members of our management team or our Investment Committee, our existing holders, or their respective affiliates, which may raise potential conflicts of interest.
In light of the involvement of our sponsor, members of our management team and our Investment Committee, or existing holders, and their respective affiliates with other entities, we may decide to acquire one or more businesses affiliated with, or that have other relationships with, our sponsor, members of our management team or our Investment Committee, or existing holders, or their respective affiliates. Members of our management team and our Investment Committee also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. We may pursue a transaction with any entities affiliated with our sponsor, members of our management team or our Investment Committee, or existing holders if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.
We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.
We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

Risks Relating to the Trust Account
The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption
amount received by public stockholders may be less than $10.00 per share.
The proceeds held in the trust account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7 under the
Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share
of the proceeds held in the trust account, plus any interest income, net of taxes payable (less, in the case we are unable to complete our initial business combination, up to $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption
amount received by public stockholders may be less than $10.00 per share.
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by March 4, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business
combination activity, and (iii) the redemption of our public shares if we are unable to complete an initial business combination by March 4, 2023, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination by March 4, 2023 is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond March 4, 2023 before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption
amount received by stockholders may be less than $10.00 per share.
Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (except for our independent registered public accountant), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. The underwriters of our initial public offering did not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption
amount received by public stockholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to a letter agreement dated March 1, 2021, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.
In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We currently maintain our executive offices at Saddle Point Management, L.P., 1325 Avenue of the Americas, Suite 2103, New York, NY 10019. We consider our current office space adequate for our current operations.
ITEM 3. LEGAL PROCEEDINGS
There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our equity securities trade on the NYSE. Each of our units consists of one share of Class A common stock and one-sixth
of one redeemable warrant and, commencing on March 2, 2021, trades on the NYSE under the symbol “AMPI.U.” The Class A common stock and warrants underlying our units began trading separately on the NYSE under the symbols “AMPI” and “AMPI WS,” respectively, on April 22, 2021.
Holders of Record
On March 28, 2022, there were approximately 1 holder of record of our units, 1 holder of record of our Class A common stock, 5 holders of record of our Class B common stock and 2 holders of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.
Dividends
We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements, and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.
Use of Proceeds from our Initial Public Offering
On March 4, 2021, we consummated the initial public offering of 28,750,000 units. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $287,500,000. The securities in the offering were registered under the Securities Act on a registration statement on Form
S-1
(No.
333-252624).
The SEC declared the registration statement effective on March 1, 2021.
ITEM 6. RESERVED
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the sections entitled “Risk Factors”,” “Business” and the audited financial statements, including the related notes, appearing elsewhere in this Annual Report. All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31.
Overview
We are a blank check company formed under the laws of the State of Delaware on November 12, 2020, whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. we cannot assure you that our plans to complete an initial business combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 12, 2020 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the initial public offering (defined below), and subsequent to the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating
income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the year ended December 31, 2021, we had a net income of $2,349,573, which consists of interest income on investments held in the trust account of $25,418, change in fair value of warrant liabilities of $3,961,713 and interest income from the bank of $151, offset by operating costs of $1,637,709.
For the period from November 12, 2020 (inception) through December 31, 2020, we had a net loss of $946, which consists of operating costs.
Liquidity and Capital Resources
On March 4, 2021, we consummated the initial public offering of 28,750,000 units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 units, at $10.00 per unit, generating gross proceeds of $287.5 million (the “initial public offering”). Simultaneously with the closing of the initial public offering, we consummated the sale of 5,600,000 private placement warrants, at a price of $1.50 per private placement warrant in a private placement to our sponsor, generating gross proceeds of $8.4 million.
For the year ended December 31, 2021, cash used in operating activities was $712,614. Net income of $2,349,573 was impacted by interest earned on marketable securities held in the trust account of $25,418, change in fair value of warrant liabilities of $3,961,713 and transaction costs incurred in connection with the initial public offering of $302,772. Changes in operating assets and liabilities provided $622,172 of cash from operating activities.
For the period from November 12, 2020 (inception) through December 31, 2020, cash used in operating activities was $0. Net loss of $946 was impacted by changes in operating assets and liabilities, which provided $946 of cash from operating activities.
As of December 31, 2021, we had investments of $287,525,418 held in the trust account. Through December 31, 2021, we have not withdrawn any interest earned from the trust account.
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
As of December 31, 2021, we had cash of approximately $1,850,187. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.
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

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. if we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants.
Going Concern
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that the date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through March 4, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Management plans to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by March 4, 2023. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of December 31, 2021.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay $10,000 per month to Saddle Point for office space and administrative services provided to members of our management team in the event such space and/or services are utilized. We began incurring these fees in March 2021 and will continue to incur these fees monthly until the earlier of the completion of the initial business combination and our liquidation. In addition, we will reimburse Saddle Point in the amount of $30,000 per month for additional administrative services (not covered by the $10,000 payment set forth above), subject to the closing of our initial business combination.
The underwriters are entitled to a deferred fee of $0.35 per share, or $9,362,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
Warrant Liability
We account for the warrants in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The public warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the public warrants from the units, the public warrant quoted market price was used as the fair value as of each relevant date for the public warrants. The Private Placement Warrants are valued initially at the initial public offering and as of December 31, 2021 using a Black-Scholes-Merton Model.
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
Net Loss per Common Share
Net loss per common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company has two classes of common stock. Income and losses are shared pro rata between the two classes of common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
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
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required for smaller reporting companies.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
This information appears following Item 15 of this Annual Report and is included herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
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

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the company’s accounting for complex financial instruments, which was previously disclosed in Amendment No. 1 to our Quarterly Report on Form
10-Q
for the quarter ended September 30, 2021. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations, and cash flows for the periods presented.
Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We have further improved this process by engaging in closer coordination with external accounting professionals with enhanced access to accounting literature and, in the future as necessary, utilizing third-party professionals with whom to consult regarding complex accounting applications and additional staff with the requisite experience and training to supplement existing accounting professionals. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
Management’s Annual Report on Internal Control Over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
Other than the matters set forth above, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
Our current directors and executive officers are listed below.

Name	Age	Position
John Mavredakis	64	Chairman of the Board of Directors
Roy J. Katzovicz	48	Chief Executive Officer and Director
Stephen Katchur	42	Chief Financial Officer
Gregory S. Lyss	59	Chief Operating Officer
Irwin Gold	65	Director
Ann Daly	65	Director
James Ellis	75	Director
Alejandro Santo Domingo	45	Director
Bruce Zimmerman	64	Director
John Mavredakis
has served as Chairman of our board of directors since our inception and has served as a member of our Investment Committee since March 2021. Since 1981, Mr. Mavredakis has served as Senior Managing Director and Global Head of Houlihan’s Financial Sponsors Group, having previously managed the firm’s investment banking operations and served as President of Houlihan Lokey Capital, Inc., Houlihan’s SEC registered broker-dealer. He is a member of Houlihan’s Operating Committee and was also a member of its board of directors prior to the firm’s initial public offering in August 2015. Mr. Mavredakis has over 35 years of experience in mergers and acquisitions, leveraged buyouts, private financings, and ESOP buyouts, and he has personally closed more than 500 transactions. Mr. Mavredakis received a B.A. in Economics from the University of California, Los Angeles and an M.B.A. from the University of Denver Graduate School of Business.
Roy J. Katzovicz
has served as our Chief Executive Officer and as a member of our board of directors since our inception and has served as a member of our Investment Committee since March 2021. He is the Founder and Chief Executive Officer of Saddle Point and serves as a portfolio manager and trader for the investment funds and certain accounts advised by the Saddle Point, which he founded in 2018. From 2015 to present, Mr. Katzovicz has served as Chairman of Saddle Point Group, LLC, a family office advised by Saddle Point Strategic Advisors, LLC, for which he serves as managing member. Prior to Saddle Point, from 2006 to 2015, Mr. Katzovicz served as a Partner, Investment Team Member and Chief Legal Officer of Pershing Square Capital Management, L.P., an investment manager of multibillion dollar hedge funds. Prior to joining Pershing Square, Mr. Katzovicz served as a corporate attorney at Wachtell, Lipton, Rosen & Katz, where his practice focused on public and private mergers and acquisitions, capital markets transactions, securities law matters and corporate governance. Prior to private practice, he served as a judicial clerk to The Honorable William B. Chandler, Chancellor of the Delaware Court of Chancery. Mr. Katzovicz received his J.D. and B.A. in Economics from the University of Pennsylvania.
Stephen Katchur
has served as our Chief Financial Officer since January 2021 and currently serves as an operations consultant to Saddle Point. Since 2018, Mr. Katchur has been President of Blue Ribbon CFOs, a provider of outsourced CFO solutions and business consulting. Previously, from 2014 to 2018, Mr. Katchur was Chief Financial Officer and Chief Compliance Officer for Land & Buildings Investment Management LLC. Mr. Katchur was Chief Financial Officer of North Oak Capital Advisors LLC from 2012 to 2014 , and of Wolfacre Global Management LLC from 2011 to 2012. Mr. Katchur holds an undergraduate degree in Finance from the University of Central Florida and an MBA from New York University, Stern School of Business.
Gregory S. Lyss
has served as our Chief Operating Officer since our inception. Since 2019, Mr. Lyss has been a private investor. From 2011 to 2019, he served as the Chief Investment Officer for TABLE Management, L.P., a single-family office. Prior to TABLE, Mr. Lyss was a partner and analyst at Alson Capital Partners, L.P., an investment manager to multibillion dollar hedge funds. Mr. Lyss had previously worked as an investment analyst at Gotham Partners, L.P. and co-founded
Cohanzick Management, L.P., a private investment partnership. Prior to Cohanzick Management, Mr. Lyss worked as an analyst for Leucadia National Corporation (now Jeffries Financial Group Inc.). Mr. Lyss serves on the board of directors of 26 Capital Acquisition Corp., a special purpose acquisition company (Nasdaq: ADER), and Alpha Precision Media, Inc. He previously served on the boards of Calendre Company, MD Insider and Maverick Brands. Mr. Lyss received his A.B. from Harvard College and an M.B.A. from Harvard Graduate School of Business.

Irwin Gold
has served as our director since January 2021 and also as Chairman of our Investment Committee since March 2021. Mr. Gold is a Senior Managing Director and the Executive Chairman of Houlihan’s board of directors. He co-founded
Houlihan’s Financial Restructuring Group in 1988 and has led many of the Group’s largest, most complex financial restructuring engagements, both in bankruptcy and out-of-court.
Mr. Gold received a B.A. in Economics, summa cum laude and Phi Beta Kappa, from Duke University and a J.D. from the University of Virginia School of Law.
Ann Daly
has served as our director since March 2021. Ms. Daly is founding partner of WndrCo, a holding company that invests in, acquires and operates businesses at the convergence of new media and cutting-edge technology, launched in 2017. Prior to co-founding
WndrCo, from 2004 to 2016, Ms. Daly served as Chief Operating Officer and then as President of DreamWorks. During that time, she was responsible for business strategy, creative, production, technology and operating business units for the global branded family entertainment company. She was previously head of the animation division of DreamWorks SKG since 1997. Prior to DreamWorks, Ms. Daly spent 14 years at the Walt Disney Company, as a pioneer in the newly-emerging home video industry. Ms. Daly is the recipient of the Sherry Lansing Leadership Award, an award presented to women who have been a pioneer or leader in the entertainment industry. She received her B.A. in Economics from the University of California, Los Angeles and serves on the board of the UCLA Foundation.
James Ellis
has served as our director since March 2021. From 2007 to 2019, Mr. Ellis served as Dean of the Marshall School of Business at the University of Southern California. He continues to have a full time appointment to the Faculty as a Professor in the Department of Marketing, where he has served since 1997. From 2005 to 2007, Mr. Ellis was Vice Provost of Global Initiatives for the University. Prior to that, he was Vice Dean, External Relations, responsible for planning and implementing executive education programs for corporate executives. In his prior corporate roles, Mr. Ellis served as Vice President, Merchandising of the Broadway Department Stores, President and CEO of American Porsche Design, Chief Executive Officer of Port O’Call Pasadena, an upscale home accessory retailer, and was owner and officer of Mayco Colors, a ceramic paint manufacturer. Mr. Ellis was also involved in entrepreneurial ventures after leaving his corporate roles. He was Vice President, Merchandising, of Miller’s Outpost, Chairman of Socks du Jour, a startup retail chain of 23 stores, and Chairman of the board of Comfort Center Mattress Shops, a chain of 21 stores which grew from five after being acquired. In addition, Mr. Ellis has served on a number of corporate boards, and currently serves as a board member of the Capital Group’s Fixed Income Funds, the Investment Company of America, Mercury General, The Gill Corporation and The Laird Norton Corporation. Mr. Ellis holds a B.B.A. degree from the University of New Mexico and an M.B.A. from the Harvard Business School.
Alejandro Santo Domingo
has served as our director since March 2021. Mr. Santo Domingo is a Senior Managing Director at Quadrant Capital Advisors, Inc., an investment advisory firm. He is a member of the board of Anheuser-Busch Inbev (ABI). He was a member of the board of directors of SABMiller Plc, where he was also Vice-Chairman of SABMiller Plc. for Latin America. Mr. Santo Domingo is Chairman of the board of Bavaria S.A. in Colombia. He is Chairman of the board of Valorem, a company which manages a diverse portfolio of industrial and media assets in Latin America. Mr. Santo Domingo is also a director of JDE Peet’s N.V., ContourGlobal plc, Life Time Inc., Florida Crystals, the world’s largest sugar refiner, Caracol TV, Colombia’s leading broadcaster, El Espectador, a leading Colombian daily newspaper, and Cine Colombia, Colombia’s leading film distribution and movie theater company. He previously served as a director of Millicon International Cellular S.A. until 2018. In the non-profit
sector, he is Chair of the Wildlife Conservation Society and Fundacion Mario Santo Domingo. Mr. Santo Domingo is also a member of the board of trustees of the Metropolitan Museum of Art, a member of the board of Channel Thirteen/WNET (PBS), a member of the board of DKMS, a foundation dedicated to finding donors for leukemia patients, and a member of the board of Fundacion Pies Descalzos. He is also a member of Harvard University’s Global Advisory Council (GAC) and a member of the board of trustees of the Mount Sinai Health System. Mr. Santo Domingo is a graduate of Harvard College.

Bruce Zimmerman
has served as our director since March 2021. Mr. Zimmerman has served as Chief Investment Officer of Dalio Family Office since July 2019 and was the Chief Executive Officer and Chief Investment Officer of the University of Texas Investment Management Company (“UTIMCO”) from 2007 until 2016. UTIMCO is the second largest investor of discretionary university assets worldwide. Before joining UTIMCO, Mr. Zimmerman was Chief Investment Officer and Global Head of Pension Investments at Citigroup. Mr. Zimmerman also served as Chief Financial Officer and Chief Administrative Officer of Citigroup Alternate Investments, which invests proprietary and client capital across a range of hedge fund, private equity, real estate and structured credit vehicles. Prior to his work at Citigroup, Mr. Zimmerman spent thirteen years at Texas Commerce Bank/JP Morgan Chase in a variety of capacities including Merger & Acquisition Investment Banking, Internet and ATM Retail Management, Consumer Marketing and Financial Planning, Strategy and Corporate Department. Mr. Zimmerman has been a member of the boards of Oaktree Specialty Lending Corporation (Nasdaq: OCSL) and Oaktree Strategic Income Corporation (Nasdaq: OCSI) since October 2017. Mr. Zimmerman previously served as a member of the Board of Directors and Audit Committee of Vistra Energy Corp. (NYSE:VST), an integrated power company, from 2018 to 2020, as a member of the board of directors of GWG Holdings, Inc. (Nasdaq: GWGH), a financial services company, during 2019, as Vice Chairman of the Board of Trustees for the CommonFund, a nonprofit asset management firm and on the Investment Committee for the Houston Endowment. Mr. Zimmerman received an MBA from Harvard Business School and graduated Magna Cum Laude from Duke University.
Number and Terms of Office of Officers and Directors
Our board of directors consists of seven members. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE. Holders of our founder shares have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares do not have the right to vote on the election of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. These provisions of our amended and restated certificate of incorporation may only be amended if approved by the holders of at least 90% of our common stock entitled to vote thereon. Approval of our initial business combination will require the affirmative vote of a majority of our board directors. The term of office of our initial directors will expire at our first annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination. Any vacancy on our board of directors, including a vacancy resulting from an enlargement of our board of directors, may be filled by vote of a majority of our directors then in office.
Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated certificate of incorporation.
Committees of the Board of Directors
Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee, each of which is composed solely of independent directors. Each committee operates under a charter that has been approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available to view at our website, www.advancedmerger.com, under the
Governance Documents
section.
Audit Committee
The members of our audit committee are Messrs. Ellis, Santo Domingo and Zimmerman. Mr. Zimmerman serves as chair of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Zimmerman qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

•
assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

•
pre-approving
all audit and
non-audit
services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval
policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firms have with us in order to evaluate their continued independence;

•
setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•
meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•
reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee
The members of our compensation committee are Ms. Daly and Mr. Santo Domingo. Ms. Daly serves as chair of the compensation committee.
We have adopted a compensation committee charter, which details the purpose and responsibilities of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•
reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity-based plans that are subject to board approval of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors..
The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.
Nominating and Corporate Governance Committee
The members of our nominating and corporate governance committee are Ms. Daly and Mr. Ellis. Mr. Ellis serves as chair of the nominating and corporate governance committee.
We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

•
screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

•	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.
The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.
We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.
Code of Ethics, Corporate Governance Guidelines and Committee Charters
We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) applicable to our directors, officers and employees in accordance with applicable federal securities laws. We filed a copy of our Code of Ethics, our Audit Committee Charter, our Compensation Committee Charter and our Nominating and Corporate Governance Committee Charter as exhibits to our registration statement for our initial public offering. You may also review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. A copy of the Code of Business Conduct and Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Business Conduct and Ethics in a Current Report on Form
8-K.

Our board of directors has also adopted Corporate Governance Guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our board of directors and its committees operate. Copies of our Corporate Governance Guidelines, our Code of Ethics, our Audit Committee Charter, our Compensation Committee Charter and our Nominating and Corporate Governance Committee Charter are available on our corporate website, under the
Governance Documents
section. The information contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference into this report.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of such forms, we believe that during the year ended December 31, 2021 there were no delinquent filers, except that the Form 3s required to be filed by Messrs. Ellis, Santo Domingo, Katchur, Katzovicz, Lyss and Zimmerman, Ms. Daly and our sponsor upon the effectiveness of the registration statement from our initial public offering were filed one day late.
ITEM 11. EXECUTIVE COMPENSATION
Executive Officer and Director Compensation
None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on March 2, 2021 through the earlier of consummation of our initial business combination and our liquidation, we pay $10,000 per month to Saddle Point for office space and administrative services provided to members of our management team in the event such space and/or services are utilized and we do not pay a third party directly for such services. In addition, we will reimburse Saddle Point in the amount of $30,000 per month for additional administrative services (not covered by the $10,000 payment set forth above), subject to the closing of our initial business combination. Other than as described herein, no compensation of any kind, including finder’s and consulting fees, will be paid by us to our initial stockholders, executive officers, directors or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination. At the closing of our initial business combination, we may pay a customary financial consulting fee to our initial stockholders, executive officers, directors or their affiliates which will not be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. In addition, our sponsor, executive officers, and directors, or any of their respective affiliates are reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.
Our audit committee reviews on a quarterly basis payments that were made to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket
expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination.
After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 28, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

•	each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock;

•	each of our executive officers and directors that beneficially owns shares of common stock; and

•	all our executive officers and directors as a group.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Common Stock(3)
HLI Sponsor, LLC (4)	7,087,500	19.7%
John Mavredakis	—	—
Roy J. Katzovicz (4)	7,087,500	19.7%
Stephen Katchur	—	—
Gregory S. Lyss	—	—
Irwin Gold (4)	7,087,500	19.7%
Ann Daly	25,000	*
James Ellis	25,000	*
Alejandro Santo Domingo (5)	325,000	*
Bruce Zimmerman	25,000	*
All executive officers and directors as a group (9 individuals)	7,487,500	20.8%

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(6)	Approximate Percentage of Outstanding Class A Common Stock(7)
Glazer Capital, LLC (8)	1,912,487	6.7%
Aristeia Capital, L.L.C. (9)	1,640,130	5.7%
Teacher Retirement System of Texas (10)	1,500,000	5.2%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 1325 Avenue of the Americas, Suite 2103, New York, New York 10019.

(2)
Interests shown consist solely of founder shares, classified as shares of Class B common stock, except in the case of Alejandro Santo Domingo (see footnote 5). Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis, subject
to adjustment.

(3)	Based on 35,937,500 shares of common stock outstanding at March 28, 2022, of which 28,750,000 were Class A common stock and 7,187,500 were Class B common stock.

(4)
Our sponsor is the record holder of the shares reported herein and is controlled by affiliates of Houlihan and Saddle Point. According to a Schedule 13G filed with the SEC on February 14, 2022, our sponsor is managed by a board of managers consisting of two managers, Irwin Gold and Saddle Point Management, L.P., of which Roy J. Katzovicz is the Chief Executive Officer. Mr. Gold and Saddle Point Management L.P. were each designated to serve as managers by the two members of the Sponsor, HLI SPAC Founder, LLC and SP SPAC Founder, LLC, respectively. Accordingly, Mr. Gold and Mr. Katzovicz share voting and dispositive power over the shares of Class B common stock held by our sponsor and may be deemed to beneficially own such shares.

(5)	Consists of (i) 25,000 founder shares and (ii) 300,000 shares of Class A common stock included in the 300,000 units purchased by Mr. Santo Domingo in our initial public offering.

(6)	Interests shown consist solely of Class A common stock.

(7)	Based on 28,750,000 shares of Class A common stock outstanding at March 28, 2022.

(8)
According to a Schedule 13G filed with the SEC on February 14, 2022 by Glazer Capital, LLC (“Glazer Capital”), with respect to the shares of Class A common stock held by certain funds and managed accounts to which Glazer Capital serves as investment manager (collectively, the “Glazer Funds”) and by Paul J. Glazer, who serves as the Managing Member of Glazer Capital, with respect to the shares of Class A common stock held by the Glazer Funds. Each of Glazer Capital and Mr. Glazer share voting and dispositive power with respect to the reported shares. The business address of each of Glazer Capital and Mr. Glazer is 250 West 55th Street, Suite 30A, New York, New York 10019.

(9)
According to a Schedule 13G filed with the SEC on February 14, 2022 by Aristeia Capital, L.L.C., which serves as the investment manager of, and has sole voting and dispositive power with respect to, the reported shares held by one or more private investment funds. The business address of this stockholder is One Greenwich Plaza, 3rd Floor, Greenwich, Connecticut 06830.

(10)
According to a Schedule 13G/A filed with the SEC on July 29, 2021 by Teacher Retirement System of Texas, which has sole voting and dispositive power with respect to the reported shares. The business address of this stockholder is 1000 Red River Street, Austin, Texas 78701.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
In December 2020, our sponsor and our independent directors purchased an aggregate of 7,187,500 founder shares in exchange for a capital contribution of $25,000, or approximately $0.003 per share.
The number of founder shares outstanding was determined based on the expectation that the total size of our initial public offering would be a maximum of 28,750,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after our initial public offering. Up to 937,500 of the founder shares could have been forfeited depending on the extent to which the underwriters’ over-allotment was exercised. The over-allotment option was exercised in full on March 4, 2021; thus, these shares are no longer subject to forfeiture.

Simultaneously with the closing of our initial public offering, our sponsor purchased 5,600,000 warrants, at a price of $1.50 per warrant, or $8,400,000 in a private placement. Each private placement warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination.
We currently utilize office space at 1325 Avenue of the Americas, Suite 2105, New York, NY 10019 from Saddle Point. Commencing on March 2, 2023, we pay $10,000 per month to Saddle Point for office space and administrative services provided to members of our management team. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. In addition, we will reimburse Saddle Point in the amount of $30,000 per month for additional administrative services (not covered by the $10,000 payment set forth above), subject to the closing of our initial business combination.
Houlihan Lokey, Inc. was paid a consulting fee of $1,070,000 for financial consulting services provided in connection with our initial public offering, however, the underwriters reimbursed us for a portion of the offering expenses in an amount equal to the consulting fee. As a result, there was no additional offering expense related to the consulting fee.
Other than as described herein, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers, and directors for services rendered prior to or in connection with the completion of an initial business combination. At the closing of our initial business combination, we may pay any of such individuals or entities a customary financial consulting fee, which will not be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. We would disclose any such fees in the proxy or tender offer materials used in connection with a proposed business combination. However, these individuals have been, and will be, reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis payments that are made to our sponsor, officers, directors or our or their affiliates.
In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest
basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Any of the foregoing payments to Saddle Point, repayments of loans from our sponsor or repayments of working capital loans prior to our initial business combination will be made using funds held outside the trust account.
After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.
On March 1, 2021, we entered into a registration rights agreement with our sponsor and other initial stockholders with respect to the founder shares and private placement warrants.
Related Party Policy
Following our initial public offering, we adopted a written Related Party Transactions Policy that requires all related party transactions to be reviewed by our audit committee in accordance with the procedures set forth in such policy. Related party transactions are defined as transactions in which (i) the company was or is to be a participant; (ii) the amount involved exceeds $120,000; and (iii) a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy include: (i) our directors, nominees for director, executive officers or any person who has served in any of such roles since the beginning of the most recent fiscal year, even if he or she does not currently serve in that role; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; and (iii) any immediate family member of any of the foregoing. In reviewing related party transactions, the audit committee considers, among other factors, whether the terms of the related party transaction are fair to the company and on the same basis as would apply if the transaction did not involve a related party. Any member of the audit committee who has an interest in the transaction under discussion will abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the audit committee, participate in some or all of the audit committee’s discussions of the related party transaction.
The transactions discussed above that occurred prior to our initial public offering were not reviewed, approved or ratified in accordance with our Related Party Transactions Policy.
We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with Houlihan, Saddle Point, or our sponsor, officers or directors. In the event we seek to complete our initial business combination or, subject to certain exceptions, subsequent material transactions with a company that is affiliated with Houlihan, Saddle Point, or our sponsor, officers or directors, we, or a committee of independent directors, to the extent required by applicable law or based upon the direction of our board of directors or a committee thereof, will obtain an opinion from an independent investment banking firm which is a member of FINRA or another entity that commonly renders valuation opinions that such initial business combination or transaction is fair to our company from a financial point of view.
Director Independence
The rules of the NYSE require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board of directors has determined that Ms. Daly and Messrs. Ellis, Santo Domingo and Zimmerman are “independent directors” as defined in the NYSE rules and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.
Audit Fees
. For the year ended December 31, 2021 and for the period from November 12, 2020 (inception) through December 31, 2020, fees were approximately $86,000 and $19,000, for the services Withum performed in connection with our initial public offering, review of the financial information included in our Quarterly Reports on Form
10-Q
for the respective periods and the audit of our December 31, 2021 and 2020 financial statements included in this Annual Report.
Audit-Related Fees.
For the year ended December 31, 2021 and for the period from November 12, 2020 (inception) through December 31, 2020, Withum did not render assurance and related services related to the performance of the audit or review of financial statements.
Tax Fees
. For the year ended December 31, 2021 and for the period from November 12, 2020 (inception) through December 31, 2020, fees for services rendered to us for tax compliance, tax advice and tax planning by Withum were approximately $4,000 and $0, respectively.
All Other Fees
. For the year ended December 31, 2021 and for the period from November 12, 2020 (inception) through December 31, 2020, Withum did not render any services to us other than those set forth above.
Pre-Approval
Policy
Our audit committee was formed in connection with the effectiveness of our registration statement for our initial public offering. As a result, the audit committee did not pre-approve
all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve
all audit services and permitted
non-audit
services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis
 exceptions for
non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report or incorporated herein by reference:

(1)	Our Financial Statements are listed on page F-1 of this Annual Report

(2)	Financial Statements Schedule
None.

(3)	Exhibits:
The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Bylaws.

4.1 (3)	Specimen Unit Certificate.

4.2 (3)	Specimen Class A Common Stock Certificate.

4.3 (3)	Specimen Warrant Certificate.

4.4 (1)	Warrant Agreement, dated March 1, 2021, between the Registrant and Continental Stock Transfer & Trust Company.

4.5*	Description of Securities of the Registrant.

10.1 (2)	Promissory Note, dated December 4, 2020, issued to HLI Sponsor, LLC.

10.2 (1)	Letter Agreement, dated March 1, 2021, among the Company, HLI Sponsor, LLC and each of the executive officers and directors of the Company.

10.3 (1)	Investment Management Trust Agreement, dated March 1, 2021, between the Registrant and Continental Stock Transfer & Trust Company.

10.4 (1)	Registration Rights Agreement, dated March 1, 2021, among the Company, HLI Sponsor, LLC and certain securityholders.

10.5 (1)	Private Placement Warrants Purchase Agreement, dated March 1, 2021, between the Company and HLI Sponsor, LLC.

10.6 (1)	Administrative Services and Consulting Agreement, dated March 1, 2021, between the Company and Saddle Point Management, L.P.

10.7 (1)	Consulting Agreement, dated March 1, 2021, between the Company and Houlihan Lokey Capital, Inc.

10.8 (1)	Form of Indemnity Agreement.

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase.

101.LAB*	Inline XBRL Taxonomy Label Document.

101.PRE*	Inline XBRL Definition Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-40138), filed with the SEC on March 5, 2021.
(2)	Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-252624), filed with the SEC on February 1, 2021.
(3)	Incorporated by reference to an exhibit to the Registrant’s Form S-1, as amended (File No. 333-252624), filed with the SEC on February 17, 2021.
ITEM 16. FORM
10-K
SUMMARY
None.

ADVANCED MERGER PARTNERS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Advanced Merger Partners, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Advanced Merger Partners, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ (deficit) equity and cash flows for the year ended December 31, 2021 and for the period from November 12, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from November 12, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Restatement of Previously Issued Financial Statement
As discussed in Note 11 to the financial statements, the March 4, 2021 financial statement has been restated to correct certain misstatements.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a Business Combination by the close of business on March 4, 2023, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2020.
New York, New York
March
2
8
, 2022
PCAOB ID #100

ADVANCED MERGER PARTNERS, INC.
BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$1,850,187	$25,000
Prepaid expenses	80,834	—

Total Current Assets	1,931,021	25,000
Deferred offering costs	—	167,165
Investments held in Trust Account	287,525,418	—

TOTAL ASSETS	$289,456,439	$192,165

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$703,952	$946
Accrued offering costs	—	118,540
Promissory note – related party	—	48,625

Total Current Liabilities	703,952	168,111

Deferred underwriting fee payable	9,362,500	—
Warrant liability	8,044,704	—

Total Liabilities	18,111,156	168,111

Commitments and Contingencies
Class A common stock subject to possible redemption, 28,750,000 and no shares at a redemption value of $10.00 per share as of December 31, 2021 and 2020, respectively	287,500,000	—
Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding excluding 28,750,000 and no shares subject to possible redemption as of December 31, 2021 and 2020, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of December 31, 2021 and 2020	719	719
Additional paid-in capital	—	24,281
Accumulated deficit	(16,155,436)	(946)

Total Stockholders’ (Deficit) Equity	(16,154,717)	24,054

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$289,456,439	$192,165

The accompanying notes are an integral part of the financial statements.

ADVANCED MERGER PARTNERS, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from November 12, 2020 (Inception) Through December 31,
	2021	2020
Operating and formation costs	$1,637,709	$946

Loss from operations	(1,637,709)	(946)
Other income:
Change in fair value of warrant liability	3,961,713	—
Interest income – cash equivalents	151	—
Interest earned on investments held in Trust Account	25,418	—

Total other income	3,987,282	—

Net income (loss)	$2,349,573	$(946)

Weighted average shares outstanding, Class A common stock	23,866,438	—

Basic earnings per share, Class A common stock	$0.08	$—

Weighted average shares outstanding, Class B common stock (1)	7,028,253	6,250,000

Basic earnings (loss) per share, Class B common stock	$0.08	$(0.00)

Weighted average shares outstanding, Class A common stock	23,866,438	—

Diluted earnings per share, Class A common stock	$0.08	$—

Weighted average shares outstanding, Class B common stock (1)	7,187,500	6,250,000

Diluted earnings (loss) per share, Class B common stock	$0.08	$(0.00)

(1)
For the period from November 12, 2020 (inception) through December 31, 2020, includes up to 937,500 shares of common stock subject to forfeiture depending on the extent to which the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On March 4, 2021, the over-allotment option was fully exercised and no common stock was forfeited.

The accompanying notes are an integral part of the financial statements.

ADVANCED MERGER PARTNERS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance – November 12, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	—	—	(946)	(946)

Balance – December 31, 2020	—	—	7,187,500	719	24,281	(946)	24,054
Accretion for Class A common stock subject to redemption	—	—	—	—	(1,928,281)	(18,504,063)	(20,432,344)
Cash paid in excess of fair value for Private Placement Warrants	—	—	—	—	1,904,000	—	1,904,000
Net income	—	—	—	—	—	2,349,573	2,349,573

Balance – December 31, 2021	—	$—	7,187,500	$719	$—	$(16,155,436)	$(16,154,717)

The accompanying notes are an integral part of the financial statements.

ADVANCED MERGER PARTNERS, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from November 12, 2020 (Inception) Through December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$2,349,573	$(946)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(25,418)	—
Change in fair value of warrant liability	(3,961,713)	—
Transaction costs related to warrant liability	302,772	—
Changes in operating assets and liabilities:
Prepaid expenses	(80,834)	—
Accounts payable and accrued expenses	703,006	946

Net cash used in operating activities	(712,614)	—

Cash Flows from Investing Activities:
Investment of cash into trust Account	(287,500,000)	—

Net cash used in investing activities	(287,500,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	282,150,000	—
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Private Placement Warrants	8,400,000	—
Advances from related party	1,070,000	—
Repayment of advances from related party	(1,070,000)	—
Repayment of promissory note –related party	(79,992)
Payment of offering costs	(432,207)	—

Net cash provided by financing activities	290,037,801	25,000

Net Change in Cash and cash equivalents	1,825,187	25,000
Cash and cash equivalents – Beginning of period	25,000	—

Cash and cash equivalents – End of period	$1,850,187	$25,000

Non-Cash investing and financing activities:
Deferred underwriting fee payable	$9,362,500	$—

Offering costs included in accrued offering costs	$—	$118,540

Offering costs paid through promissory note	$31,367	$48,625

The accompanying notes are an integral part of the financial statements.

ADVANCED MERGER PARTNERS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
As of December 31, 2021, the Company had not commenced any operations. All activity for the period from November 12, 2020 (inception) through December 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the initial public offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the investments held in the Trust Account (as defined below).
The registration statement for the Company’s Initial Public Offering was declared effective on March 1, 2021. On March 4, 2021, the Company consummated the Initial Public Offering of 28,750,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which included the full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000 which is described in Note 3.
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

ADVANCED MERGER PARTNERS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Company’s shares prior to the Initial Public Offering (the “Initial Stockholders”) have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.
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
The Company will have until March 4, 2023 to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period or during any extended time that the Company has to consummate a Business Combination beyond the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).
In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share

ADVANCED MERGER PARTNERS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Going Concern and Liquidity
As of December 31, 2021, the Company had $1,850,187 in its operating bank accounts, and working capital of $1,227,069. As of December 31, 2021, approximately $25,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business for one year from this filing. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of a Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through March 4, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Management plans to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate a Business Combination by March 4, 2023. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.
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
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2021, the Company had $1,850,187 in its operating account which was invested in an open-ended money market fund that invests solely in U.S. government securities. The Company did not
have any cash equivalents as of December 31, 2020.

ADVANCED MERGER PARTNERS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s balance sheets. There was no stock subject to possible redemption at December 31, 2020.
Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.
At December 31, 2021, the Class A common stock reflected in the balance sheets is
reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	$(5,510,417)
Class A common stock issuance costs	$(14,921,927)
Plus:
Accretion of carrying value to redemption value	$20,432,344

Class A common stock subject to possible redemption	$287,500,000

Warrant Liability
The Company accounts for the Warrants in accordance with the guidance contained in
ASC815-40
under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject tore-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date. The Private Placement Warrants are valued using a Black-Scholes-Merton Model.

ADVANCED MERGER PARTNERS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) the Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 10,391,667 shares of Class A common stock in the aggregate. As of December 31, 2021, and 2020, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company, except for the 937,500 founder shares at December 31, 2021 which are no longer subject to forfeiture and thus included for dilutive purposes.
The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except share amounts):

	Year Ended December 31, 2021		For the Period from November 12, 2020 (Inception) Through December 31, 2020
	Class A	Class B	Class A	Class B
Basic net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$1,815,067	$534,506	$—	$(946)
Denominator:
Basic weighted average shares outstanding	23,866,438	7,028,253	—	6,250,000

Basic net income (loss) per common share	$0.08	$0.08	$—	$(0.00)
Diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$1,805,759	$534,814	$—	$—
Denominator:
Diluted weighted average shares outstanding	23,866,438	7,187,500	—	6,250,000
Diluted net income (loss) per common share	$0.08	$0.08	$—	$(0.00)

ADVANCED MERGER PARTNERS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities (excluding the warrant liability) (see Note 10), which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.
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
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 28,750,000 Units at a price of $10.00 per Unit.
Each Unit consists of one share of Class A common stock and one-sixth of one redeemable warrant (“Public Warrant”)
. Each whole Public Warrant entitles the holder to purchase
one share of
Class A common stock at a price of $
11.50
 per share, subject to adjustment (see Note 10).
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

ADVANCED MERGER PARTNERS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

Administrative Support Agreement
The Company entered into an agreement, commencing on March 1, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay Saddle Point Management, L.P. (“Saddle Point”), an affiliate of the Sponsor, a total of $10,000 per month for office space and administrative support services. In addition, the Company will reimburse Saddle Point in the amount of $30,000 per month for additional administrative services (not covered by the $10,000 payment set forth above), subject to the closing of the Business Combination. For the year ended December 31, 2021, the Company incurred $400,000 in fees for these services, of which $300,000 is recorded as accrued expenses in the balance sheet as of December 31, 2021. For the period from November 12, 2020 (inception) through December 31, 2020, the Company did not incur any fees for these services.
Promissory Note — Related Party
On January 5, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) March 31, 2021 or (ii) the consummation of the Initial Public Offering. As of December 31, 2021 and 2020, there was $0 and $48,625, respectively, outstanding under the Promissory Note. No future borrowings are permitted.
Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants upon consummation of the Business Combination at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and 2020, there were no amounts outstanding under the Working Capital Loans.
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
NOTE 6. COMMITMENTS AND CONTINGENCIES
R
isks and Uncertainties
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

ADVANCED MERGER PARTNERS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
NOTE 7. STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred Stock
 — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
 — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021, there were 28,750,000 shares of Class A common stock issued and outstanding, which are presented as temporary equity. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.
Class
 B Common Stock
 — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were 7,187,500 shares of Class B common stock issued and outstanding.
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
Warrants—
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

ADVANCED MERGER PARTNERS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

ADVANCED MERGER PARTNERS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
As of December 31, 2021, there were 4,791,667 Public Warrants and 5,600,000 Private Placement Warrants outstanding. As of December 31, 2020, no
warrants were outstanding.
NOTE 9. INCOME TAXES
The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforward	$36,849	$199
Startup Costs	238,317	—

Total deferred tax assets	275,166	199
Valuation allowance	(275,166)	(199)

Deferred tax assets, net of allowance	$—	$—

ADVANCED MERGER PARTNERS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

The income tax provision for the year ended December 31, 2021 and for the period from November 12, 2020 (inception) through December 31, 2020 consists of the following:

	December 31,	December 31,
	2021	2020
Federal
Current	$—	$—
Deferred	(274,967)	(199)
State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	274,967	199

Income tax provision	$—	$—

As of December 31, 2021 and 2020, the Company had a total of $175,471 and $946, respectively, of U.S. federal net operating loss carryovers available to offset future taxable income. The federal net operating loss can be carried forward indefinitely. As of December 31, 2021 and 2020, the Company did not have any state net operating loss carryovers available to offset future taxable income.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from November 12, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $199. For the year ended December 31, 2021, the change in the valuation allowance was $274,967.
A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,	December 31,
	2021	2020
Statutory federal income tax rate	21.0%	21.0%
Transaction costs warrants	2.7%	0.0%
Change in fair value of warrants	(35.4)%	0.0%
Change in valuation allowance	11.7%	(21.0)%

Income tax provision	0.0%	0.0%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to changes in fair value in warrants, transaction costs associated with warrants and the recording of full valuation allowances on deferred tax assets.
The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.
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

ADVANCED MERGER PARTNERS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
At December 31, 2021, assets held in the Trust Account were comprised of $287,525,418 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through December 31, 2021, the Company has not withdrawn any of the interest earned on the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	December 31, 2021
Assets:
Investments held in Trust Account	1	$287,525,418
Liabilities:
Warrant Liability – Public Warrants	1	$3,689,584
Warrant Liability – Private Placement Warrants	3	$4,355,120
There were no assets

or liabilities measured at fair value on a recurring basis at December 31, 2020. The Warrants are accounted for as liabilities in accordance with
ASC 815-40
and are presented within warrant liabilities on the accompanying December 31, 2021 balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.
The Private Placement Warrants were valued using a Black-Scholes-Merton Model, which is considered to be a Level 3 fair value measurement. The significant assumptions used in the Black-Scholes-Merton Model analysis are the price of the Company’s common stock, the risk-free rate, the volatility, and the term to the Company’s initial Business Combination.
The following table presents the quantitative information regarding Level 3 fair value inputs:

Input:	March 4, 2021 (Initial Measurement)		December 31, 2021
	Public Warrants	Private Warrants	Private Warrants
IPO Price (per unit)	$9.55	$10.00	$10.00
Underlying Asset Price (per share)	$9.78-9.84	$9.78-9.84	$9.72
Strike Price	$11.50	$11.50	$11.50
Time to Maturity (in years)	6.00	6.00	6.17
Risk Free Interest Rate	0.99%	0.99%	1.37%
Concluded Volatility for Black-Scholes Model	15-20%	15-20%	11.5%

ADVANCED MERGER PARTNERS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

The primary significant unobservable input used in the fair value measurement of the Company’s private warrants is the expected volatility of the common stock. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.
The following table presents the changes in the fair value of warrant liabilities classified as Level 3 in the fair value hierarchy:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 4, 2021	6,496,000	5,510,417	12,006,417
Change in fair value	(2,140,880)	(718,750)	(2,859,630)
Transfers to Level 1 on April 23, 2021	—	(4,791,667)	(4,791,667)

Fair value as of December 31, 2021	$4,355,120	$—	$4,355,120

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021, when the Public Warrants were able to be separately traded which occurred on April 23, 2021.
NOTE 11 —    RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
Restatement 1
The Company previously accounted for its outstanding Public Warrants (as defined in Note 3) and Private Placement Warrants (as defined in Note 4, and collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant.
On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement.
In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic
815-40,
Contracts in Entity’s Own Equity. ASC
Section 815-40-15
addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC
Section 815-40-15,
a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Public Warrants and Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC
Section 815-40-15
because the holder of the instrument is not an input into the pricing of a fixed-for-fixed
option on equity shares.
In accordance with ASC Topic 340, Other Assets and Deferred Costs, as a result of the classification of the warrants as derivative liabilities, the Company expensed a portion of the offering costs originally recorded as a reduction in equity. The portion of offering costs that was expensed was determined based on the relative fair value of the Warrants.
Restatement 2
In addition, in connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should restate its financial statements to classify all Public Shares in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $
10.00 per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

ADVANCED MERGER PARTNERS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock.
There has been no change in the Company’s total assets, liabilities or operating results.
The impact of these adjustments to the financial statement, as previously reported, is presented below.

	As
	Previously	Adjustments	Adjustments	As
	Reported	Restatement 1	Restatement 2	Restated
Balance sheet as of March 4, 2021
Warrant Liability	$—	$12,006,417	$—	$12,006,417
Total Liabilities	9,431,428	12,006,417	—	21,437,845
Class A common stock subject to possible redemption	275,699,350	(12,006,417)	23,807,067	287,500,000
Class A common stock	118	120	(238)	—
Additional paid-in capital	5,000,115	302,652	(5,302,767)	—
Accumulated deficit	(946)	(302,772)	(18,504,062)	(18,807,780)
Total Stockholders’ (Deficit) Equity	$5,000,006	—	$(23,807,067)	$(18,807,061)
NOTE 12. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than the restatements discussed in Note 11.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Merger Partners, Inc.

Dated: March 28, 2022	By:	/s/ Roy J. Katzovicz
Roy J. Katzovicz
Chief Executive Officer

Dated: March 28, 2022	By:	/s/ Stephen Katchur
Stephen Katchur
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2022.

Signatures	Capacity in Which Signed

/s/ John Mavredakis	Chairman of the Board
John Mavredakis

/s/ Roy J. Katzovicz	Chief Executive Officer
Roy J. Katzovicz	(Principal Executive Officer)

/s/ Stephen Katchur	Chief Financial Officer
Stephen Katchur	(Principal Financial and Accounting Officer)

/s/ Irwin Gold	Director
Irwin Gold

/s/ Ann Daly	Director
Ann Daly

/s/ James Ellis	Director
James Ellis

/s/ Alejandro Santo Domingo	Director
Alejandro Santo Domingo

/s/ Bruce Zimmerman	Director
Bruce Zimmerman