Form 10-Q
period 2022-03-31
Advanced Merger Partners, Inc.
filed 2022-05-16
CIK 1835636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file
number:001-40138

ADVANCED MERGER PARTNERS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-3929296
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Saddle Point Management, L.P.
1325 Avenue of the Americas, Suite 2103
New York, NY 10019
(Address of principal executive offices)
(212)951-1223
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
of the Exchange Act).    Yes  ☒    No  ☐
As of May 16, 2022, there were 28,750,000 shares of Class A common stock, $0.0001 par value and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ADVANCED MERGER PARTNERS, INC.
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

PART I—FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.
ADVANCED MERGER PARTNERS, INC.
CONDENSED BALANCE SHEET
S

	March 31, 2022	December 31, 2021

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$975,519	$1,850,187
Prepaid expenses	439,031	80,834

Total Current Assets	1,414,550	1,931,021
Investments held in Trust Account	287,554,371	287,525,418

TOTAL ASSETS	$288,968,921	$289,456,439

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$554,135	$703,952

Total Current Liabilities	554,135	703,952

Deferred underwriting fee payable	9,362,500	9,362,500
Warrant liability	6,354,124	8,044,704

Total Liabilities	16,270,759	18,111,156

Commitments and Contingencies
Class A common stock subject to possible redemption, 28,750,000 shares at a redemption value of $10.00 per share as of March 31, 2022 and December 31, 2021	287,500,000	287,500,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding excluding 28,750,000 shares subject to possible redemption at March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of March 31, 2022 and December 31, 2021	719	719
Additional paid-in capital	—	—
Accumulated deficit	(14,802,557)	(16,155,436)

Total Stockholders’ Deficit	(14,801,838)	(16,154,717)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$288,968,921	$289,456,439

The accompanying notes are an integral part of the unaudited condensed financial statements.

ADVANCED MERGER PARTNERS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021

Formation and operational costs	$366,654	$418,088

Loss from operations	(366,654)	(418,088)
Other income:
Change in fair value of warrant liability	1,690,580	1,614,750
Interest earned on investments held in Trust Account	28,953	5,367

Total other income	1,719,533	1,620,117

Net income	$1,352,879	$1,202,029

Weighted average shares outstanding, Class A common stock	28,750,000	8,944,444

Basic and diluted earnings per share, Class A common stock	$0.04	$0.08

Weighted average shares outstanding of Class B common stock	7,187,500	6,541,667

Basic and diluted earnings per share, Class B common stock	$0.04	$0.08

The accompanying notes are an integral part of the unaudited condensed financial statements.

ADVANCED MERGER PARTNERS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – January 1, 2022	—	$—	7,187,500	$719	$—	$(16,155,436)	$(16,154,717)
Net income	—	—	—	—	—	1,352,879	1,352,879

Balance – March 31, 2022	—	$—	7,187,500	$719	$—	$(14,802,557)	$(14,801,838)

THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance – January 1, 2021	—	$—	7,187,500	$719	$24,281	$(946)	$24,054
Accretion of Class A common stock to redemption amount	—	—	—	—	(1,928,281)	(18,504,063)	(20,432,344)
Cash paid in excess of fair value for Private Placement Warrants	—	—	—	—	1,904,000	—	1,904,000
Net income	—	—	—	—	—	1,202,029	1,202,029

Balance – March 31, 2021	—	$—	7,187,500	$719	$—	$(17,302,980)	$(17,302,261)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ADVANCED MERGER PARTNERS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,352,879	$1,202,029
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(1,690,580)	(1,614,750)
Transaction costs related to warrant liability	—	302,772
Interest earned on investment held in Trust Account	(28,953)	(5,367)
Changes in operating assets and liabilities:
Prepaid expenses	(358,197)	(459,934)
Accounts payable and accrued expenses	(149,817)	71,550

Net cash flows used in operating activities	(874,668)	(503,700)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment of cash in Trust Account	—	(287,500,000)

Net cash flows used in financing activities	—	(287,500,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of Units, net of underwriting discounts paid	—	282,150,000
Proceeds from sale of Private Placement Warrants	—	8,400,000
Repayment of promissory note – related party	—	(79,992)
Payment of offering costs	—	(411,926)

Net cash flows provided by financing activities	—	290,058,082

Net Change in Cash	(874,668)	2,054,382

Cash – Beginning of period	1,850,187	25,000

Cash – End of period	$975,519	$2,079,382

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$20,280

Offering costs paid through promissory note	$—	$79,992

Deferred underwriting fee payable	$—	$9,362,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from November 12, 2020 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the investments held in the Trust Account (as defined below).
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
MARCH 31, 2022
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

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
Going Concern and Liquidity
As of March 31, 2022, the Company had $975,519 in its operating bank accounts, and working capital of $860,415. As of March 31, 2022, approximately $54,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business for one year from this filing. However, if the estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of a Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic
205-40,
“Presentation of Financial Statements – Going Concern,” management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through March 4, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Management plans to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate a Business Combination by March 4, 2023. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
as filed with the SEC on March 28, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2022 and December 31, 2021, the Company had
$975,519 and $1,850,187
, respectively in its operating account which was invested in an open-ended money market fund that invests solely in U.S. government securities.
Offering Costs
Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were charged to temporary equity upon the completion of the Initial Public Offering. Offering costs amounting to $14,921,926 were charged to temporary equity upon the completion of the Initial Public Offering, and $302,772 of the offering costs were related to the warrant liabilities and charged to the statements of operations.

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.
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
At March 31, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	$(5,510,417)
Class A common stock issuance costs	$(14,921,927)
Plus:
Accretion of carrying value to redemption value	$20,432,344

Class A common stock subject to possible redemption	$287,500,000

Warrant Liability
The Company accounts for the Warrants in accordance with the guidance contained inASC815-40under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject tore-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date. The Private Placement Warrants are valued using a Black-Scholes-Merton Model.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company’s deferred tax assets were deemed to be de minimis as of March 31, 2022 and December 31, 2021.
The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up
costs and are not currently deductible. The change in fair value of the warrant liability is a permanent difference. During the three months ended March 31, 2022 and 2021,
 the Company recorded no income tax expense. The Company’s effective tax rate for the three months ended March 31, 2022 and 202
1
was 0%, which differs from the expected income tax rate due to the start-up
costs (discussed above) which are not currently deductible and permanent differences.

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

ASC 740 prescribes a recognition threshold and a
measurement att
ribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) the Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 10,391,667 shares of Class A common stock in the aggregate. As of March 31, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.
The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except share amounts):

	Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B

Basic net income per common share
Numerator:
Allocation of net income, as adjusted	$1,082,303	$270,576	$694,266	$507,763
Denominator:
Basic weighted average shares outstanding	28,750,000	7,187,500	8,944,444	6,541,667

Basic net income per common share	$0.04	$0.04	$0.08	$0.08
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities (excluding the warrant liability) (see Note 9), which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Recent Accounting Standards
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.
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
The Initial Stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, if the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-tradingday
period commencing at least 150 days after a Business Combination, or the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property.
Administrative Services Agreement
The Company entered into an agreement, commencing on March 1, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay Saddle Point Management, L.P. (“Saddle Point”), an affiliate of the Sponsor, a total of $10,000 per month for office space and administrative support services. In addition, the Company will reimburse Saddle Point in the amount of $30,000 per month for additional administrative services (not covered by the $10,000 payment set forth above), subject to the closing of the Business Combination. For the three months ended March 31, 2022 and 2021, the Company incurred $120,000 and $10,000 in fees for these services, respectively. As of March 31, 2022 and December 31, 2021, there is $390,000 and $300,000, respectively, for these administrative fees in accrued expenses in the balance sheets.
Promissory Note — Related Party
On December 4, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $200,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) March 31, 2021 or (ii) the consummation of the Initial Public Offering. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Promissory Note. No future borrowings are permitted.

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into Private Placement Warrants upon consummation of the Business Combination at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.
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

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock
—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—
The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 28,750,000 shares of Class A common stock issued and outstanding, which are presented as temporary equity.
Class
 B Common Stock
—
The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 7,187,500 shares of Class B common stock issued and outstanding.
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
basis.
NOTE 8. WARRANTS

Warrants
—Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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

•
if, and only if, the closing price of the Class A common stock for any 10 trading days within
a20-tradingday
period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like).

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

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
As of March 31, 2022 and December 31, 2021, there were 4,791,667 Public Warrants and 5,600,000 Private Placement Warrants outstanding.
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
At March 31, 2022, assets held in the Trust Account were comprised of $287,554,371 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through March 31, 2022, the Company has not withdrawn any of the interest earned on the Trust Account.
At December 31, 2021, assets held in the Trust Account were comprised of $287,525,418 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through December 31, 2021, the Company has not withdrawn any of the interest earned on the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 which indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	March 31, 2022	December 31, 2021

Assets:
Investments held in Trust Account	1	$287,554,371	$287,525,418
Liabilities:
Warrant Liability - Public Warrants	1	$2,919,084	$3,689,584
Warrant Liability - Private Placement Warrants	3	$3,435,040	$4,355,120
The

Warrants are accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on the accompanying unaudited condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed statements of operations.
The Private Placement Warrants were valued using a Black-Scholes-Merton Model, which is considered to be a Level 3 fair value measurement. The significant assumptions used in the Black-Scholes-Merton Model analysis are the price of the Company’s common stock, the risk-free rate, the volatility, and the term to the Company’s initial Business Combination.

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

The following table presents the quantitative information regarding Level 3 fair value inputs:

Input:	March 31, 2022	December 31, 2021
	Private Warrants	Private Warrants

IPO Price (per unit)	$10.00	$10.00
Underlying Asset Price (per share)	$9.77	$9.72
Strike Price	$11.50	$11.50
Time to Maturity (in years)	5.93	6.17
Risk Free Interest Rate	2.41%	1.37%
Concluded Volatility for Black-Scholes-Merton Model	7.8%	11.5%
The primary significant unobservable input used in the fair value measurement of the Company’s private warrants is the expected volatility of the common stock. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.
The following table presents the changes in the fair value of warrant liabilities classified as Level 3 in the fair value hierarchy:

	Private Placement Warrants	Public Warrants	Warrant Liabilities

Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 4, 2021	6,496,000	5,510,417	12,006,417
Change in fair value	(896,000)	(718,750)	(1,614,750)

Fair value as of March 31, 2021	5,600,000	4,791,667	10,391,667
Change in fair value	(1,244,880)	—	(1,244,880)
Transfers to Level 1 on April 23, 2021	—	(4,791,667)	(4,791,667)
Fair value as of December 31, 2021	4,355,120	—	4,355,120
Change in fair value	(920,080)	—	(920,080)

Fair value as of March 31, 2022	$3,435,040	$—	$3,435,040

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement when the Public Warrants were able to be separately traded which occurred on April 23, 2021.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 (the “Annual Report on Form
10-K”)
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 12, 2020 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering (defined below), and subsequent to the initial public offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2022, we had net income of $1,352,879, which consists of interest earned on marketable securities of $28,953 and changes in fair value of the warrant liability of $1,690,580, offset by operation costs of $366,654.
For the three months ended March 31, 2021, we had net income of $1,202,029, which consists of interest earned on marketable securities of $5,367, and changes in fair value of the warrant liability of $1,614,750, offset by operation costs of $418,088.
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
For the three months ended March 31, 2022, cash used in operating activities was $874,668. Net income of $1,352,879 was affected by interest earned on marketable securities of $28,953 and change in fair value of the warrant liability of $1,690,580. Changes in operating assets and liabilities used $508,014 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $503,700. Net income of $1,202,029 was affected by interest earned on marketable securities of $5,367, change in fair value of the warrant liability of $1,614,750 and transaction costs associated with the warrant liability of $302,772. Changes in operating assets and liabilities used $388,384 of cash for operating activities.
As of March 31, 2022, we had investments of $287,554,371 held in the Trust Account. Through March 31, 2022, we have not withdrawn any interest earned from the Trust Account.
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
As of March 31, 2022, we had cash of approximately $975,519. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
Going Concern
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic
205-40,
“Presentation of Financial Statements – Going Concern,” we have determined that the date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through March 4, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Management plans to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by March 4, 2023. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of March 31, 2022.
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
Warrant Liability
We account for the Warrants in accordance with the guidance contained in ASC 815 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject tore-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants and the warrants included as part of the Units (the “Public Warrants”) for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date for the Public Warrants. The Private Placement Warrants are valued initially at the initial public offering and as of March 31, 2022 using a Black-Scholes-Merton Model.
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets.
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
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the company’s accounting for complex financial instruments, which was previously disclosed in Amendment No. 1 to our Quarterly Report on Form
10-Q
for the quarter ended September 30, 2021
and our Annual Report on Form 10-K
. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations, and cash flows for the periods presented.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in
Rules13a-15(f)and15d-15(f)of
the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the Annual Report on Form
10-K
filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K
filed with the SEC, except for the following amended and restated risk factor:
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to complete our initial business combination, and results of operations.
On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
On March 4, 2021, we consummated the Initial Public Offering of 28,750,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $287,500,000. The securities in the offering were registered under the Securities Act on a registration statement on Form
S-1
(No.
333-252624)
(the “Registration Statement”). The SEC declared the Registration Statement effective on March 1, 2021.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
None

Item 6.	Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED MERGER PARTNERS, INC.

Date: May 16, 2022	By:	/s/ Roy J. Katzovicz
	Name:	Roy J. Katzovicz
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Stephen Katchur
	Name:	Stephen Katchur
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)