Form 10-Q
period 2022-06-30
Advanced Merger Partners, Inc.
filed 2022-08-15
CIK 1835636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2022

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
of the Exchange Act).    Yes  ☒    No  ☐
As of August 15, 2022, there wer
e 28,750,000 shares of Class A common stock, $0.0001 par value and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ADVANCED MERGER PARTNERS, INC.
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

PART I—FINANCIAL INFORMATION

Item 1.	Financial Information
ADVANCED MERGER PARTNERS, INC.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$772,439	$1,850,187
Prepaid expenses	326,227	80,834

Total Current Assets	1,098,666	1,931,021
Investments held in Trust Account	287,942,628	287,525,418

TOTAL ASSETS	$289,041,294	$289,456,439

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$609,235	$703,952
Income taxes payable	41,590

Total Current Liabilities	650,825	703,952

Deferred underwriting fee payable	9,362,500	9,362,500
Warrant liability	2,928,147	8,044,704

Total Liabilities	12,941,472	18,111,156

Commitments and Contingencies
Class A common stock subject to possible redemption, 28,750,000 shares at a redemption value at app roximately $10.00 per share as of June 30, 2022 and December 31, 2021	287,617,930	287,500,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding excluding 28,750,000 shares subject to possible redemption at June 30, 2022 and December 31, 2021	—	—
Class B common stock, $ 0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of June 30, 2022 and December 31, 2021	719	719
Additional paid-in capital	—	—
Accumulated deficit	(11,518,827)	(16,155,436)

Total Stockholders’ Deficit	(11,518,108)	(16,154,717)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$289,041,294	$289,456,439

The accompanying notes are an integral part of the unaudited condensed financial statements.

ADVANCED MERGER PARTNERS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Formation and operational costs	$370,984	$239,262	$737,638	$657,350

Loss from operations	(370,984)	(239,262)	(737,638)	(657,350)

Other income (expense):
Change in fair value of warrant liability	3,425,977	(2,203,779)	5,116,557	(589,029)
Interest income – cash equivalents	—	53	—	53
Interest earned on investments held in Trust Account	388,257	10,277	417,210	15,644

Other income (expense), net	3,814,234	(2,193,449)	5,533,767	(573,332)

Income (Loss) before provision for income taxes	3,443,250	(2,432,711)	4,796,129	(1,230,682)
Provision for income taxes	(41,590)	—	(41,590)	—

Net income (loss)	$3,401,660	$(2,432,711)	$4,754,539	$(1,230,682)

Weighted average shares outstanding, Class A common stock	28,750,000	28,750,000	28,750,000	18,901,934,

Basic and diluted earnings (loss) per share, Class A common stock	$0.09	$(0.07)	$0.13	$(0.05)

Weighted average shares outstanding of Class B common stock	7,187,500	7,187,500	7,187,500	6,866,367

Basic and diluted earnings (loss) per share, Class B common stock	$0.09	$(0.07)	$0.13	$(0.05)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ADVANCED MERGER PARTNERS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – January 1, 2022	—	$—	7,187,500	$719	$—	$(16,155,436)	$(16,154,717)
Net income	—	—	—	—	—	1,352,879	1,352,879

Balance – March 31, 2022	—	—	7,187,500	719	—	(14,802,557)	(14,801,838)
Accretion for Class A Common Stock Subject to Redemption						(117,930)	(117,930)
Net income	—	—	—	—	—	3,401,660	3,401,660
Balance – June 30, 2022	—	$—	7,187,500	$719	$—	$(11,518,827)	$(11,518,108)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance – January 1, 2021	—	$—	7,187,500	$719	$24,281	$(946)	$24,054
Accretion of Class A common stock to redemption amount	—	—	—	—	(1,928,281)	(18,504,063)	(20,432,344)
Cash paid in excess of fair value for Private Placement Warrants	—	—	—	—	1,904,000	—	1,904,000
Net income	—	—	—	—	—	1,202,029	1,202,029

Balance – March 31, 2021	—	—	7,187,500	719	—	(17,302,980)	(17,302,261)
Net loss	—	—	—	—	—	(2,432,711)	(2,432,711)
Balance – June 30, 2021	—	$—	7,187,500	$719	$—	$(19,735,691)	$(19,734,972)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ADVANCED MERGER PARTNERS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,754,539	$(1,230,682)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(5,116,557)	589,029
Transaction costs related to warrant liability	—	302,772
Interest earned on investment held in Trust Account	(417,210)	(15,644)
Changes in operating assets and liabilities:
Prepaid expenses	(245,393)	(335,036)
Accrued expenses	(94,717)	107,854
Income taxes payable	41,590

Net cash flows used in operating activities	(1,077,748)	(581,707)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment of cash in Trust Account	—	(287,500,000)

Net cash flows used in financing activities	—	(287,500,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of Units, net of underwriting discounts paid	—	282,150,000
Proceeds from sale of Private Placement Warrants	—	8,400,000
Repayment of promissory note – related party	—	(79,992)
Payment of offering costs	—	(432,206)

Net cash flows provided by financing activities	—	290,037,802

Net Change in Cash	(1,077,748)	1,956,095

Cash – Beginning of period	1,850,187	25,000

Cash – End of period	$772,439	$1,981,095

Non-Cash investing and financing activities:
Offering costs paid through promissory note	$—	$79,992

Deferred underwriting fee payable	$—	$9,362,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from November 12, 2020 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the investments held in the Trust Account (as defined below).
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

On July 6, 2022, the underwriters agreed to waive their interest in the deferred underwriting fees.
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
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding any taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.
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
JUNE 30, 2022
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
The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period or during any extended time that the Company has to consummate a Business Combination beyond the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. On July 6, 2022, the underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account. As a result, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit
 ($10.00).

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
Going Concern and Liquidity
As of June 30, 2022, the Company had $772,439 in its operating bank accounts, and working capital of $447,841. As of June 30, 2022, approximately $443,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business for one year from this filing. However, if the estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. As of June 30, 2022 and December 31, 2021, there were no draws on the Working Capital Loans. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of a Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic
205-40,
“Presentation of Financial Statements – Going Concern,” management has determined that the liquidity condition and the date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through March 4, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Management plans to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate a Business Combination by March 4, 2023. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
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
as filed with the SEC on March 28, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2022 and December 31, 2021, the Company had $772,439 and $1,850,187, respectively in its operating account which was invested in an open-ended money market fund that invests solely in U.S. government securities.
Investments Held in Trust Account
At June 30, 2022 and December 31, 2021, the majority of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. The Company presents its investments in money market funds on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income in the accompanying unaudited condensed consolidated statements of operations. The estimated fair value of investments held in the Trust Account are determined using available market information.
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
JUNE 30, 2022
(Unaudited)

Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.
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
At June 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(5,510,417)
Class A common stock issuance costs	(14,921,927)
Plus:
Accretion of carrying value to redemption value	20,432,344

Class A common stock subject to possible redemption, December 31, 2021	287,500,000
Plus:
Accretion of carrying value to redemption value	117,930
Class A common stock subject to possible redemption, June 30, 2022	$287,617,930

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
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 1.21% and 0% for the three months ended June 30, 2022 and 2021, respectively, and 0.87% and 0% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability, and the valuation allowance on the deferred tax assets.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) the Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 10,391,667 shares of Class A common stock in the aggregate. As of June 30, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.
The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$2,721,328	$680,332	$(1,946,169)	$(486,542)	$3,803,631	$950,908	$(902,748)	$(327,934)
Denominator:
Basic and diluted weighted average shares outstanding	28,750,000	7,187,500	28,750,000	7,187,500	28,750,000	7,187,500	18,901,934	6,866,367

Basic and diluted net income (loss) per common share	$0.09	$0.09	$(0.07)	$(0.07)	$0.13	$0.13	$(0.05)	$(0.05)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.
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
JUNE 30, 2022
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
Administrative Services Agreement
The Company entered into an agreement, commencing on March 1, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay Saddle Point Management, L.P. (“Saddle Point”), an affiliate of the Sponsor, a total of $10,000 per month for office space and administrative support services. In addition, the Company will reimburse Saddle Point in the amount of $30,000 per month for additional administrative services (not covered by the $10,000 payment set forth above), subject to the closing of the Business Combination. For the three and six months ended June 30, 2022, the Company incurred $120,000 and $240,000 in fees for these services, respectively. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $40,000 in fees for these services, respectively. As of June 30, 2022 and December 31, 2021, there is $490,000 and $300,000, respectively, for these administrative fees in accrued expenses in the balance sheets.
Promissory Note — Related Party
On December 4, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $200,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) March 31, 2021 or (ii) the consummation of the Initial Public Offering. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Promissory Note. No future borrowings are permitted.

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into Private Placement Warrants upon consummation of the Business Combination at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.
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
Underwriting Agreement
The underwriters were entitled to a deferred fee of
 $0.35 per Unit, or $9,362,500
in the aggregate, that was to become payable to the underwriters from the amounts held in the Trust Account if the Company completed a Business Combination; however, on July 6, 2022, the underwriters agreed to waive their interest in such fees. A total of
 2,000,000
Units were purchased by the Company’s officers or directors (or their affiliates or family members) and such Units were not subject to underwriting discounts and commissions.

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock
—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—
The Company is authorized to issue
200,000,000
shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 28,750,000 shares of Class A common stock issued and outstanding, which are presented as temporary equity.
Class
 B Common Stock
—
The Company is authorized to issue
20,000,000
shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 7,187,500 shares of Class B common stock issued and outstanding.
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
JUNE 30, 2022
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
JUNE 30, 2022
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
As of June 30, 2022 and December 31, 2021, there were 4,791,667 Public Warrants and 5,600,000 Private Placement Warrants outstanding.
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
At June 30, 2022, assets held in the Trust Account were comprised of $287,942,628 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through June 30, 2022, the Company has not withdrawn any of the interest earned on the Trust Account.
At December 31, 2021, assets held in the Trust Account were comprised of $287,525,418 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through December 31, 2021, the Company has not withdrawn any of the interest earned on the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 which indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2022	Level	December 31, 2021
Assets:
Investments held in Trust Account	1	$287,942,628	1	$287,525,418
Liabilities:
Warrant Liability - Public Warrants	2	$1,341,667	1	$3,689,584
Warrant Liability - Private Placement Warrants	3	$1,586,480	3	$4,355,120
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

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

The following table presents the quantitative information regarding Level 3 fair value inputs:

Input:	June 30, 2022	December 31, 2021
	Private Warrants	Private Warrants
IPO Price (per unit)	$10.00	$10.00
Underlying Asset Price (per share)	$9.78	$9.72
Strike Price	$11.50	$11.50
Time to Maturity (in years)	5.68	6.17
Risk Free Interest Rate	3.02%	1.37%
Concluded Volatility for Black-Scholes-Merton Model	2.6%	11.5%
The primary significant unobservable input used in the fair value measurement of the Company’s private warrants is the expected volatility of the common stock. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.
The following table presents the changes in the fair value of warrant liabilities classified as Level 3 in the fair value hierarchy:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 4, 2021	6,496,000	5,510,417	12,006,417
Change in fair value	(2,140,880)	(718,750)	(2,859,630)
Transfers to Level 1 on April 23, 2021	—	(4,791,667)	(4,791,667)
Fair value as of December 31, 2021	4,355,120	—	4,355,120
Change in fair value	(2,768,640)	—	(2,768,640)
Fair value as of June 30, 2022	$1,586,480	$—	$1,586,480

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement when the Public Warrants were able to be separately traded which occurred on April 23, 2021. The estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 fair value measurement during the three and six months ended June 30, 2022 was $1,341,667.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.
The underwriters were contractually entitled to a deferred fee of $0.35 per Unit, or $9,362,500 in the aggregate, that was to become payable to the underwriters from the amounts held in the Trust Account if the Company completed a Business Combination; however, on July 6, 2022, the underwriters agreed to waive their interest in such fees.

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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 12, 2020 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering (defined below), and subsequent to the initial public offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2022, we had net income of $3,401,660, which consists of interest earned on marketable securities of $388,257 and changes in fair value of the warrant liability of $3,425,977, offset by provision for income taxes of $41,590 and operation costs of $370,984.
For the six months ended June 30, 2022, we had net income of $4,754,539, which consists of interest earned on marketable securities of $417,210 and changes in fair value of the warrant liability of $5,116,557, offset by provision for income taxes of $41,590 and operation costs of $737,638.
For the three months ended June 30, 2021, we had net loss of $2,432,711, which consists of operation costs of $239,262 and changes in fair value of warrant liability of $2,203,779, offset by interest earned on marketable securities of $10,277, and interest income from cash equivalents of $53.
For the six months ended June 30, 2021, we had net loss of $1,230,682, which consists of operation costs of $657,350 and changes in fair value of warrant liabilities of $589,029, offset by interest earned on marketable securities of $15,644 and interest income from cash equivalents of $53.
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
For the six months ended June 30, 2022, cash used in operating activities was $1,077,748. Net income of $4,754,539 was affected by interest earned on marketable securities of $417,210 and change in fair value of the warrant liability of $5,116,557. Changes in operating assets and liabilities used $298,520 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $581,707. Net loss of $1,230,682 was affected by interest earned on marketable securities of $15,644, change in fair value of the warrant liability of $589,029 and transaction costs associated with the warrant liability of $302,772. Changes in operating assets and liabilities used $227,182 of cash for operating activities.
As of June 30, 2022, we had investments of $287,942,628 held in the Trust Account. Through June 30, 2022, we have not withdrawn any interest earned from the Trust Account.
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
As of June 30, 2022, we had cash of approximately $772,439. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
“Presentation of Financial Statements – Going Concern,” we have determined that the liquidity condition and the date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through March 4, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Management plans to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by March 4, 2023. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022.
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

Warrant Liability
We account for the Warrants in accordance with the guidance contained in ASC 815 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject tore-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants and the warrants included as part of the Units (the “Public Warrants”) for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date for the Public Warrants. The Private Placement Warrants are valued initially at the initial public offering and as of June 30, 2022 using a Black-Scholes-Merton Model.
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

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
Except as discussed below. there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the material weakness discussed below, which was remediated during the quarter ended June 30, 2022.
Remediation of a Material weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of March 31, 2022.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the Annual Report on Form
10-K
and the quarterly report on Form 10-Q for the quarter ended March 31, 2022 (the “Q1 2022 Quarterly Report”), both filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K
or Q1 2022 Quarterly Report filed with the SEC, except for the following amended and restated risk factor:
Our liquidity condition and proximity to our liquidation date raise substantial doubt about our ability to continue as a “going concern.”
We may not have sufficient liquidity to meet our anticipated obligations and may be unable to raise additional funds to alleviate our liquidity needs. In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that our liquidity condition, as well as mandatory liquidation and subsequent dissolution raise substantial doubt about our company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should our company be required to liquidate after March 4, 2023. The financial statements do not include any adjustment that might be necessary if our company is unable to continue as a going concern.

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

ADVANCED MERGER PARTNERS, INC.

Date: August 15, 2022	By:	/s/ Roy J. Katzovicz
	Name:	Roy J. Katzovicz
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Stephen Katchur
	Name:	Stephen Katchur
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)