Form 10-Q
period 2022-09-30
Advanced Merger Partners, Inc.
filed 2022-11-14
CIK 1835636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2022

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

Securities registered pursuant to Section 12(b) of the
Act
:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-sixth of one redeemable Warrant	AMPI.U	The New York Stock Exchange
Class A Common Stock, par value $0.0001 per share	AMPI	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	AMPIW	OTC

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange
 Act).    Yes  ☒    No  ☐
As of November 14, 2022, there were
 28,750,000 shares of Class A common stock, $0.0001 par value and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ADVANCED MERGER PARTNERS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I—FINANCIAL INFORMATION

Item 1.	Financial Information
ADVANCED MERGER PARTNERS, INC.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$628,376	$1,850,187
Prepaid expenses	213,423	80,834

Total Current Assets	841,799	1,931,021
Investments held in Trust Account	289,240,400	287,525,418

TOTAL ASSETS	$290,082,199	$289,456,439

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$760,606	$703,952
Income taxes payable	223,066

Total Current Liabilities	983,672	703,952
Deferred underwriting fee payable	—	9,362,500
Warrant liability	580,894	8,044,704

Total Liabilities	1,564,566	18,111,156

Commitments and Contingencies
Class A common stock subject to possible redemption, 28,750,000 shares at a redemption value at approximately $10.04 and $10.00 per share , as of September 30, 2022 and December 31, 2021 respectively	288,611,226	287,500,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding excluding 28,750,000 shares subject to possible redemption at September 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of September 30, 2022 and December 31, 2021	719	719
Additional paid-in capital	—	—
Accumulated deficit	(94,312)	(16,155,436)

Total Stockholders’ Deficit	(93,593)	(16,154,717)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$290,082,199	$289,456,439

The accompanying notes are an integral part of the unaudited condensed financial statements.

ADVANCED MERGER PARTNERS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Formation and operational costs	$335,238	$253,423	$1,072,876	$910,773

Loss from operations	(335,238)	(253,423)	(1,072,876)	(910,773)

Other income:
Change in fair value of warrant liability	2,347,253	3,156,706	7,463,810	2,567,677
Forgiveness of debt	9,362,500	—	9,362,500	—
Interest income – cash equivalents	—	50	—	103
Interest earned on investments held in Trust Account	1,297,772	3,699	1,714,982	19,343

Other income	13,007,525	3,160,455	18,541,292	2,587,123
Income before provision for income taxes	12,672,287	2,907,032	17,468,416	1,676,350
Provision for income taxes	(254,476)	—	(296,066)	—

Net income	$12,417,811	$2,907,032	$17,172,350	$1,676,350

Weighted average shares outstanding, Class A common stock	28,750,000	28,750,000	28,750,000	22,220,696

Basic and diluted earnings per share, Class A common stock	$0.35	$0.08	$0.48	$0.06

Weighted average shares outstanding of Class B common stock	7,187,500	7,187,500	7,187,500	6,973,805

Basic and diluted earnings per share, Class B common stock	$0.35	$0.08	$0.48	$0.06

The accompanying notes are an integral part of the unaudited condensed financial statements.

ADVANCED MERGER PARTNERS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – January 1, 2022	—	$—	7,187,500	$719	$—	$(16,155,436)	$(16,154,717)
Net income	—	—	—	—	—	1,352,879	1,352,879

Balance – March 31, 2022	—	—	7,187,500	719	—	(14,802,557)	(14,801,838)
Accretion for Class A Common Stock Subject to Redemption						(117,930)	(117,930)
Net income	—	—	—	—	—	3,401,660	3,401,660

Balance – June 30, 2022	—	—	7,187,500	719	—	(11,518,827)	(11,518,108)
Accretion for Class A Common Stock Subject to Redemption	—	—	—	—	—	(993,296)	(993,296)
Net income	—	—	—	—	—	12,417,811	12,417,811

Balance – September 30, 2022	—	$—	7,187,500	$719	$—	$(94,312)	$(93,593)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance – January 1, 2021	—	$—	7,187,500	$719	$24,281	$(946)	$24,054
Accretion of Class A common stock to redemption amount	—	—	—	—	(1,928,281)	(18,504,063)	(20,432,344)
Cash paid in excess of fair value for Private Placement Warrants	—	—	—	—	1,904,000	—	1,904,000
Net income	—	—	—	—	—	1,202,029	1,202,029

Balance – March 31, 2021	—	—	7,187,500	719	—	(17,302,980)	(17,302,261)
Net loss	—	—	—	—	—	(2,432,711)	(2,432,711)

Balance – June 30, 2021	—	—	7,187,500	719	—	(19,735,691)	(19,734,972)
Net income	—	—	—	—	—	2,907,032	2,907,032

Balance – September 30, 2021	—	$—	7,187,500	$719	$—	$(16,828,659)	$(16,827,940)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ADVANCED MERGER PARTNERS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,172,350	$1,676,350
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(7,463,810)	(2,567,677)
Transaction costs related to warrant liability	—	302,772
Forgiveness of debt	(9,362,500)	—
Interest earned on investment held in Trust Account	(1,714,982)	(19,343)
Changes in operating assets and liabilities:
Prepaid expenses	(132,589)	(205,387)
Accrued expenses	56,654	163,954
Income taxes payable	223,066	— —

Net cash flows used in operating activities	(1,221,811)	(649,331)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment of cash in Trust Account	—	(287,500,000)

Net cash flows used in investing activities	—	(287,500,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of Units, net of underwriting discounts paid	—	282,150,000
Proceeds from sale of Private Placement Warrants	—	8,400,000
Advances from related party	—	1,070,000
Repayment of advances from related party	—	(1,070,000)
Repayment of promissory note –related party	—	(79,992)
Payment of offering costs	—	(432,207)

Net cash flows provided by financing activities	—	290,037,801

Net Change in Cash	(1,221,811)	1,888,470
Cash – Beginning of period	1,850,187	25,000

Cash – End of period	$628,376	$1,913,470

Supplementary cash flow information:
Cash paid for federal income taxes	$73,000	$—

Non-Cash investing and financing activities:
Offering costs paid through promissory note	$—	$79,992

Deferred underwriting fee payable	$—	$9,362,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from November 12, 2020 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the investments held in the Trust Account (as defined below).
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
The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Bu sine
ss Combination with respect to the Company’s warrants.

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
The Company will have until March 4, 2023 to complete a Business Combination (the “Combination Period”) if an early unwind is not approved at the special meeting of stockholders (described below). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period or during any extended time that the Company has to consummate a Business Combination beyond the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. On July 6, 2022, the underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account. As a result, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value o
f th
e assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
Going Concern and Liquidity
As of September 30, 2022, the Company had $628,376 in its operating bank accounts, and working capital deficit of $141,873. As of September 30, 2022, $1,740,400 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business for one year from this filing. However, if the estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. As of September 30, 2022 and December 31, 2021, there were no draws on the Working Capital Loans. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of a Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic
205-40,
“Presentation of Financial Statements – Going Concern,” management has determined that the liquidity condition and the date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through March 4, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date and an early unwind is not approved at the special meeting of stockholders. Management plans to liquidate the Company on or before December 31, 2022. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
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
as filed with the SEC on March 28, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for an
y future periods.

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
Use of Estimates
The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2022 and December 31, 2021, the Company had $628,376 and $1,850,187, respectively in its operating account which was invested in an open-ended money market fund that invests solely in U.S. government securities.
Investments Held in Trust Account
At September 30, 2022 and December 31, 2021, the majority of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. The Company presents its investments in money market funds on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income in the accompanying unaudited condensed consolidated statements of operations. The estimated fair value of investments held in the Trust Account are determined using available market information.
Offering Costs
Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheets date that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were charged to temporary equity upon the completion of the Initial Public Offering. Offering costs amounting to $14,921,926 were charged to temporary equity upon the completion of the Initial Public Offering, and $302,772 of the offering costs were related to the warrant liabilities and charged to the sta teme
nts of operations.

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.
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
At September 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(5,510,417)
Class A common stock issuance costs	(14,921,927)
Plus:
Accretion of carrying value to redemption value	20,432,344

Class A common stock subject to possible redemption, December 31, 2021	287,500,000
Plus:
Accretion of carrying value to redemption value	1,111,226

Class A common stock subject to possible redemption, September 30, 2022	$288,611,226

Warrant Liability
The Company accounts for the Warrants in accordance with the guidance contained in ASC815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date. The Private Placement Warrants are initially valued using a Black-Scholes-Merton Model and subsequently valued using the Public Warrant quoted market price (see Note 9).
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 2.01% and 0% for the three months ended September 30, 2022 and 2021, respectively, and 1.69% and 0% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability, and the valuation allowance on the deferred tax assets.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on d erecog
nition, classification, interest and penalties, accounting in interim period, disclosure and transition.

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) the Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 10,391,667 shares of Class A common stock in the aggregate. As of September 30, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except share amounts):

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$9,934,249	$2,483,562	$2,325,626	$581,406	$13,737,880	$3,434,470	$1,275,914	$400,436
Denominator:
Basic and diluted weighted average shares outstanding	28,750,000	7,187,500	28,750,000	7,187,500	28,750,000	7,187,500	22,220,696	6,973,805
Basic and diluted net income per common share	$0.35	$0.35	$0.08	$0.08	$0.48	$0.48	$0.06	$0.06
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities (excluding the warrant liability) (see Note 9), which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nat ure
.

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
Administrative Services Agreement
The Company entered into an agreement, commencing on March 1, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay Saddle Point Management, L.P. (“Saddle Point”), an affiliate of the Sponsor, a total of $10,000 per month for office space and administrative support services. In addition, the Company will reimburse Saddle Point in the amount of $30,000 per month for additional administrative services (not covered by the $10,000 payment set forth above), subject to the closing of the Business Combination. For the three and nine months ended September 30, 2022, the Company incurred $120,000 and $360,000 in fees for these services, respectively. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $70,000 in fees for these services, respectively. As of September 30, 2022 and December 31, 2021, there is $580,000 and $300,000, respectively, for these administrative fees in accrued expenses in the balance sheets.
Promissory Note — Related Party
On December 4, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $200,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) March 31, 2021 or (ii) the consummation of the Initial Public Offering. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Promissory Note. No fu tu
re borrowings are permitted.

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into Private Placement Warrants upon consummation of the Business Combination at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.
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
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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
Underwriting Agreement
The underwriters were entitled to a deferred fee of $0.35 per Unit, or $9,362,500 in the aggregate, that was to become payable to the underwriters from the amounts held in the Trust Account if the Company completed a Business Combination. A total of 2,000,000 Units were purchased by the Company’s officers or directors (or their affiliates or family members) and such Units were not subject to underwriting discounts and commissions. On July 6, 2022, the underwriters agreed to waive their interest in such fees.

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock
—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—
The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 28,750,000 shares of Class A common stock issued and outstanding, which are presented as temporary equity.
Class
 B Common Stock
—
The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 7,187,500 shares of Class B common stock issued and outstanding.
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
SEPTEMBER 30, 2022
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
SEPTEMBER 30, 2022
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
As of September 30, 2022 and December 31, 2021, there were 4,791,667 Public Warrants and 5,600,000 Private Placement Warrants outstanding.
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
At September 30, 2022, assets held in the Trust Account were comprised of $289,240,400 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through September 30, 2022, the Company has not withdrawn any of the interest earned on the Trust Account.
At December 31, 2021, assets held in the Trust Account were comprised of $287,525,418 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through December 31, 2021, the Company has not withdrawn any of the interest earned on the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 which indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	September 30, 2022	Level	December 31, 2021
Assets:
Investments held in Trust Account	1	$289,240,400	1	$287,525,418
Liabilities:
Warrant Liability - Public Warrants	1	$267,854	1	$3,689,584
Warrant Liability - Private Placement Warrants	2	$313,040	3	$4,355,120
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
The Private Placement Warrants were initially valued using a Black-Scholes-Merton Model, which is considered to be a Level 3 fair value measurement. The significant assumptions used in the Black-Scholes-Merton Model analysis are the price of the Company’s common stock, the risk-free rate, the volatility, and the term to the Company’s initial Business Combination. The subsequent measurements of the Private Placement Warrants is classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.

ADVANCED MERGER PARTNERS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

The following table presents the quantitative information regarding Level 3 fair value inputs:

Input:	December 31, 2021
Private Warrants
IPO Price (per unit)	$10.00
Underlying Asset Price (per share)	$9.72
Strike Price	$11.50
Time to Maturity (in years)	6.17
Risk Free Interest Rate	1.37%
Concluded Volatility for Black-Scholes-Merton Model	11.5%
The primary significant unobservable input used in the fair value measurement of the Company’s private warrants is the expected volatility of the common stock. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.
The following table presents the changes in the fair value of warrant liabilities classified as Level 3 in the fair value hierarchy:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 4, 2021	6,496,000	5,510,417	12,006,417
Change in fair value	(2,140,880)	(718,750)	(2,859,630)
Transfers to Level 1 on April 23, 2021	—	(4,791,667)	(4,791,667)

Fair value as of December 31, 2021	4,355,120	—	4,355,120
Change in fair value	(4,042,080)	—	(4,042,080)
Transfers to Level 2	(313,040)	—	(313,040)

Fair value as of September 30, 2022	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement when the Public Warrants were able to be separately traded which occurred on April 23, 2021. The Private Placement Warrants transferred from a Level 3 fair value measurement to a Level 2 fair value measurement during the three months ended September 30, 2022.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.
On November 1, 2022, the Company filed a Preliminary Proxy Statement on Schedule 14A (the “Proxy Statement”) relating to a special meeting of stockholders that is anticipated to be held in December 2022 to approve an amendment to the Company’s Certificate of Incorporation (the “Charter Amendment”) which would, if implemented, allow the Company to unwind and redeem all of its outstanding public shares in advance of the mandatory liquidation date of March 4, 2023. If implemented, the Charter Amendment would also allow the Company to remove the Redemption Limitation (as defined in the Certificate of Incorporation) to allow the Company to redeem public shares notwithstanding the fact that such redemption would result in the Company having net tangible assets of less than $5,000,001, and to remove up to $100,000 of interest earned on the amount on deposit in the Trust Account prior to redeeming the public shares in connection with the special meeting in order to pay dissolution expenses. The Company will also seek stockholder approval to amend the Trust Agreement to change the date on which the trustee must commence liquidation of the Trust Account to the time and date immediately following the filing of the Charter Amendment with the Secretary of State of the State of Delaware.
Since its IPO, the Company’s management has reviewed over 200 potential targets. However, the Company has not entered into an agreement to effect a business combination with any of these potential targets for a variety of reasons, including, among other things: (i) the size, quality and durability of the businesses the Company uncovered; (ii) the parties’ inability to reach an agreement on valuation; (iii) a retrenchment of equity values in broader capital markets, globally; and (iv) alternative options available to potential targets, such as pursuing a traditional initial public offering or waiting for the capital markets to improve before pursuing a listing. Changes in the regulatory landscape due to proposed SEC rules have further affected the Company’s prospects for consummating a business combination. In addition, the IR Act provides for among other things a new U.S. federal 1% excise tax on certain repurchase of stock by publicly traded U.S. domestic corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. Any redemptions or other repurchases that occur after December 31, 2022 may be subject to the excise tax. As a result, the Company has determined to seek the approval of its stockholders to, among other things, complete an early unwind in 2022.
On November 2, 2022, the New York Stock Exchange (the “NYSE”) notified the Company that the NYSE determined to commence proceedings to delist the Public Warrants from the NYSE and that trading in the Public Warrants would be suspended immediately, due to abnormally low trading price levels pursuant to Section 802.01D of the NYSE Listed Company Manual. Trading in the Company’s Class A Common Stock and units will continue on the NYSE. The Company does not intend to appeal the NYSE’s determination.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this quarterly report on Form10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Advanced Merger Partners, Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to HLI Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Annual Report on Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on November 12, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (“Business Combination”).

We incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

On November 1, 2022, we filed a Preliminary Proxy Statement on Schedule 14A (the “Proxy Statement”) relating to a special meeting of stockholders that is anticipated to be held in December 2022 to approve an amendment to our amended and restated certificate of incorporation (the “Charter Amendment”) which would, if implemented, allow us to unwind and redeem all of our outstanding public shares in advance of our mandatory liquidation date of March 4, 2023. If implemented, the Charter Amendment would also allow us to remove the Redemption Limitation (as defined in the amended and restated certificate of incorporation) to allow us to redeem public shares notwithstanding the fact that such redemption would result in us having net tangible assets of less than $5,000,001, and to remove up to $100,000 of interest earned on the amount on deposit in the trust account prior to redeeming the public shares in connection with the special meeting in order to pay dissolution expenses. We will also seek stockholder approval to amend the Trust Agreement to change the date on which the trustee must commence liquidation of the Trust Account to the time and date immediately following the filing of the Charter Amendment with the Secretary of State of the State of Delaware.

Since its IPO, our management has reviewed over 200 potential targets. However, we have not entered into an agreement to effect a business combination with any of these potential targets for a variety of reasons, including, among other things: (i) the size, quality and durability of the businesses we uncovered; (ii) the parties’ inability to reach an agreement on valuation; (iii) a retrenchment of equity values in broader capital markets, globally; and (iv) alternative options available to potential targets, such as pursuing a traditional initial public offering or waiting for the capital markets to improve before pursuing a listing. Changes in the regulatory landscape due to proposed SEC rules have further affected our prospects for consummating a business combination. In addition, on August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchase of stock by publicly traded U.S. domestic corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. Any redemptions or other repurchases that occur after December 31, 2022 may be subject to the excise tax. As a result, we determined to seek the approval of our stockholders to, among other things, complete an early unwind in 2022.

On November 2, 2022, the New York Stock Exchange (the “NYSE”) notified the Company that the NYSE determined to commence proceedings to delist the Public Warrants from the NYSE and that trading in the Public Warrants would be suspended immediately, due to abnormally low trading price levels. Trading in our Class A Common Stock and units will continue on the NYSE. We do not intend to appeal the NYSE’s determination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 12, 2020 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering (defined below), and subsequent to the initial public offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $12,417,811, which consists of interest earned on marketable securities of $1,297,772, reduction in deferred underwriter fee payable of $9,362,500 and changes in fair value of the warrant liability of $2,347,253, offset by provision for income taxes of $254,476 and operation costs of $335,238.

For the nine months ended September 30, 2022, we had net income of $17,172,350, which consists of interest earned on marketable securities of $1,714,982, reduction in deferred underwriter fee payable of $9,362,500 and changes in fair value of the warrant liability of $7,463,810, offset by provision for income taxes of $296,066 and operation costs of $1,072,876.

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

For the nine months ended September 30, 2022, cash used in operating activities was $1,221,811. Net income of $17,172,350 was affected by interest earned on marketable securities of $1,714,985, reduction in deferred underwriter fee payable $9,362,500 and change in fair value of the warrant liability of $7,463,810. Changes in operating assets and liabilities provided $147,131 of cash for operating activities.

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

As of September 30, 2022, we had investments of $289,240,400 held in the Trust Account. Through September 30, 2022, we have not withdrawn any interest earned from the Trust Account.

If an early unwind is not approved at the special meeting of stockholders, we intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of approximately $628,376. If an early unwind is not approved at the special meeting of stockholders, we intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic205-40,“Presentation of Financial Statements – Going Concern,” we have determined that the liquidity condition and the date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through March 4, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date and an early unwind is not approved at the special meeting of stockholders. Management plans to liquidate the Company on or before December 31, 2022. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022.

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

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject tore-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The warrants included as part of the Units (the “Public Warrants”) for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date for the Public Warrants. The Private Placement Warrants are valued initially at the initial public offering using a Black-Scholes-Merton Model and as of September 30, 2022 valued using the Public Warrant quoted market price.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

Net Income Per Common Share

Net income per common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the Annual Report on Form 10-K, the quarterly report on Form 10-Q for the quarter ended March 31, 2022 (the “Q1 2022 Quarterly Report”), and the quarterly report on Form 10-Q for the quarter ended June 30, 2022 (the “Q2 2022 Quarterly Report”) both filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K, Q1 2022 or Q2 2022 Quarterly Report filed with the SEC, except for the following risk factors:

If the Charter Amendment Proposal is approved, we will be permitted to remove up to $100,000 of interest earned on the trust account to pay dissolution expenses. Accordingly, stockholders who elect to redeem their public shares in connection with the Charter Amendment Proposal may receive a lower per-share redemption price in connection with the Charter Amendment Proposal.

If the Charter Amendment Proposal is approved, stockholders who elect to redeem their public shares in connection with the Charter Amendment Proposal will receive a per-share redemption price that takes into account up to $100,000 of net interest removed from the trust account to pay dissolution expenses. Such dissolution expenses would reduce the per share amount payable to stockholders who redeem their public shares in connection with the Charter Amendment Proposal.

The ability of our public stockholders to exercise redemption rights in the voluntary redemption in connection with the effectiveness of the amendment of our certificate of incorporation with respect to a large number of our public shares may adversely affect the liquidity of our securities.

Pursuant to our amended and restated certificate of incorporation, a public stockholder may request that we redeem all or a portion of such public stockholder’s public shares for cash in the voluntary redemption in connection with the effectiveness of the amendment of our amended and restated certificate of incorporation. The ability of our public stockholders to exercise such redemption rights with respect to a large number of our public shares may adversely affect the liquidity of our Class A common stock. As a result, you may be unable to sell your Class A common stock even if the per-share market price is higher than the per-share redemption price paid to public stockholders that elect to redeem their public shares in the voluntary redemption in connection with the effectiveness of the amendment to our amended and restated certificate of incorporation.

The NYSE has delisted our Public Warrants and may delist our Class A common stock and units from trading on its exchange following stockholder redemptions in connection with approval of the Charter Amendment Proposal, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

On November 2, 2022, following the filing of our Proxy Statement in connection with the Charter Amendment, the NYSE notified the Company that it determined to commence proceedings to delist our Public Warrants from the NYSE and that trading in our Public Warrants would be suspended immediately, due to abnormally low trading price levels.

Our Class A common stock and units continue to trade on the NYSE. After the special meeting of stockholders, we may be required to demonstrate compliance with the NYSE’s continued listing requirements in order to maintain the listing of these securities on the NYSE. The NYSE would normally give consideration to the prompt initiation of suspension and delisting procedures with respect to a security of an issuer when:

•

its average aggregate global market capitalization is below $50,000,000 or the average aggregate global market capitalization attributable to publicly held shares is below $40,000,000, in each case over 30 consecutive trading days (not including shares held by directors, officers or their immediate family members and other concentrated holders of 10% or more of such issuer’s outstanding shares);

•

the total number of public stockholders is less than 300 (including beneficial holders in addition to holders of record, but excluding directors, officers or their immediate family members and other concentrated holders of 10% or more such issuer’s outstanding shares);

•

the number of total stockholders is less than 1,200 (including beneficial holders in addition to holders of record)and the average monthly trading volume is less than 100,000 shares for the most recent 12 months; or

•

the number of publicly-held shares is less than 600,000, provided that if the unit of trading is less than 100 shares this requirement is reduced proportionately (excluding shares held by directors, officers or their immediate family members and other concentrated holders of 10% or more such issuer’s outstanding shares).

Additionally, we expect that if our Class A common stock fails to meet the NYSE’s continued listing requirements, our units will fail to meet the NYSE’s continued listing requirements. We cannot assure you that any of our Class A common stock or units will be able to meet any of the NYSE’s continued listing requirements following the special meeting and any related stockholder redemptions of our Class A common stock. If these securities do not meet the NYSE’s continued listing requirements, the NYSE may delist these securities from trading on its exchange.

If the NYSE delists our Class A common stock and units from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities, similar to our Public Warrants, could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, similar to some of which we face with respect to our Public Warrants, including:

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Class A common stock and units qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by special purpose acquisition companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, as is already the case with our Public Warrants, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

Our liquidity condition and proximity to our liquidation date (if an early unwind is not approved at the special meeting of stockholders) raise substantial doubt about our ability to continue as a “going concern.”

We may not have sufficient liquidity to meet our anticipated obligations and may be unable to raise additional funds to alleviate our liquidity needs. In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that our liquidity condition, as well as mandatory liquidation and subsequent dissolution raise substantial doubt about our company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should our company be required to liquidate after March 4, 2023 if an early unwind is not approved at the special meeting of stockholders. The unaudited condensed financial statements do not include any adjustment that might be necessary if our company is unable to continue as a going concern.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On March 4, 2021, we consummated the Initial Public Offering of 28,750,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $287,500,000. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No.333-252624) (the “Registration Statement”). The SEC declared the Registration Statement effective on March 1, 2021.

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

ADVANCED MERGER PARTNERS, INC.

Date: November 14, 2022	By:	/s/ Roy J. Katzovicz
	Name:	Roy J. Katzovicz
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Stephen Katchur
	Name:	Stephen Katchur
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)